Form 10-Q
period 1997-06-30
STAR TELECOMMUNICATIONS INC
filed 1997-08-13
CIK 1026486

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED June 30,1997

                        COMMISSION FILE NUMBER 000-22581

                          STAR TELECOMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                 77-0362681

(State or Other Jurisdiction                             (IRS Employer
of Incorporation or Organization)                        Identification Number)

223 East De La Guerra, Santa Barbara, California, 93101

(Address of Principal Executive Offices)       (Zip Code)

Registrant's telephone number, including area code (805) 899-1962

                                      None

                        (Former name, former address and
                former fiscal year if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes                No  X
                                -----             -----

As of June 30,1997, the number of the registrant's Common Shares of $.001 par value outstanding was 15,798,254.

                          STAR TELECOMMUNICATIONS, INC.

                                TABLE OF CONTENTS



                                                                                           PAGE
                                                                                           ----
PART I - FINANCIAL INFORMATION:

Item 1:  Financial Statements

         Consolidated Balance Sheets As Of
         December 31, 1996 And June 30, 1997                                                 3

         Consolidated Statements Of Income
         For The Three And Six Month Periods
         Ended June 30, 1996 And 1997                                                        5

         Consolidated Statements Of Stockholders' Equity
         For The Years Ended December 31, 1994, 1995 And
         1996 And For The Six Month Period Ended June 30, 1997                               6

         Consolidated Statements Of Cash Flows For The
         Six Month Periods Ended June 30, 1996
         And 1997                                                                            7

         Notes To Consolidated Financial Statements                                          9

Item 2:  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations                                                11


PART II - OTHER INFORMATION                                                                 15

ITEM 1. FINANCIAL STATEMENTS

                          STAR TELECOMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In thousands)


                                                 December 31,      June 30,
                                                 ------------      --------
                                                     1996            1997
                                                   --------        --------
                                                                  (Unaudited)
Current Assets:
   Cash and cash equivalents                       $  1,719        $  3,985
   Marketable securities                              1,630          16,970
   Accounts receivable, net of allowance of
      $5,733 at December 31, 1996 and $6,318
      at June 30, 1997                               22,888          34,194
   Receivable from related parties                      115            --
   Prepaid expenses and other assets                  1,729           6,104
   Prepaid taxes                                        677           1,228
                                                   --------        --------
         Total current assets                        28,758          62,481
                                                   --------        --------

Property and Equipment:
   Operating equipment                                8,653          17,672
   Leasehold improvements                             4,214           4,346
   Computer equipment                                 1,604           1,806
   Furniture and fixtures                               435             762
                                                   --------        --------
                                                     14,906          24,586
   Less-accumulated depreciation and
     amortization                                    (1,201)         (2,820)
                                                   --------        --------
         Total property and equipment, net           13,705          21,766
                                                   --------        --------

   Investments                                          153             153
   Deposits                                           5,630           3,826
   Other                                                428            --
                                                   --------        --------
                                                      6,211           3,979
                                                   --------        --------
                                                                   ========
         Total assets                              $ 48,674        $ 88,226
                                                   ========        ========


        See accompanying notes to the consolidated financial statements.

                          STAR TELECOMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (In thousands, except for share data)

                                                              December 31,      June 30,
                                                              ------------      --------
                                                                  1996            1997
                                                                --------        --------
                                                                               (Unaudited)
Current Liabilities:
    Revolving line of credit                                    $  7,814        $      -
    Revolving lines of credit with stockholder                        26             103
    Current portion of long-term debt                                267             807
    Current portion of capital lease obligations                     827           1,186
    Accounts payable                                               6,260           5,580
    Accrued network costs                                         19,494          28,766
    Accrued expenses                                               1,621           2,623
                                                                --------        --------
                Total current liabilities                         36,309          39,065
                                                                --------        --------
Long-Term Liabilities:
    Long-term debt, net of current portion                           466           3,445
    Capital lease obligations, net of current portion              4,808           5,180
    Deferred compensation                                            116              43
    Deposits                                                          88              75
                                                                --------        --------
                 Total long-term liabilities                       5,478           8,743
                                                                --------        --------


Stockholders' Equity:
    Preferred Stock $.001 par value:
       Authorized - 1,367,050 shares
       Issued and outstanding -
            1,367,047 shares at December 31, 1996 and                  1            --
            none at June 30, 1997
    Common Stock $.001 par value:
       Authorized - 30,000,000 shares
       Issued and outstanding -
           10,914,396 shares at December 31,
           1996 and 15,798,254 at June 30, 1997                       11              16
   Additional paid-in capital                                     13,637          44,614
   Deferred compensation                                            (118)            (78)
   Retained deficit                                               (6,644)         (4,134)
                                                                --------        --------
       Stockholders' equity                                        6,887          40,418
                                                                --------        --------
               Total liabilities and stockholders' equity       $ 48,674        $ 88,226
                                                                ========        ========




        See accompanying notes to the consolidated financial statements.

                          STAR TELECOMMUNICATIONS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except for share data)

                                               Three Months Ended                Six Months Ended
                                                     June 30,                        June 30,
                                             -------------------------       -------------------------
                                                1996            1997            1996            1997
                                             ---------       ---------       ---------       ---------
                                                    (Unaudited)                     (Unaudited)
Revenues                                     $  42,852       $  82,707       $  78,519       $ 153,715
Cost of services                                38,754          73,483          71,040         137,221
                                             ---------       ---------       ---------       ---------
        Gross profit                             4,098           9,224           7,479          16,494
Operating expenses:
    Selling, general and
        administrative expenses                  2,573           6,034           4,376          10,564
    Depreciation and amortization                  156             897             264           1,619
                                             ---------       ---------       ---------       ---------
                                                 2,729           6,931           4,640          12,183
                                             ---------       ---------       ---------       ---------
        Income from operations                   1,369           2,293           2,839           4,311
                                             ---------       ---------       ---------       ---------

Other income (expense):
    Interest income                                 28              53              28              74
    Interest expense                              (109)           (410)           (187)           (779)
    Other                                         (100)           --              (100)             48
                                             ---------       ---------       ---------       ---------
                                                  (181)           (357)           (259)           (657)
                                             ---------       ---------       ---------       ---------
        Income before provision
            for income taxes                     1,188           1,936           2,580           3,654
                                             ---------       ---------       ---------       ---------
Provision for income taxes                         485             858           1,029           1,144
                                             ---------       ---------       ---------       ---------
Net income                                   $     703       $   1,078       $   1,551       $   2,510
                                             =========       =========       =========       =========

Net income per share (Note 3)                $    0.06       $    0.08       $    0.14       $    0.19
                                             =========       =========       =========       =========

Weighted average number of
     common shares outstanding (Note 3)         11,497          13,617          11,204          13,202
                                             =========       =========       =========       =========




        See accompanying notes to the consolidated financial statements.

                          STAR TELECOMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                AND FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)



                                        PREFERRED STOCK      COMMON STOCK    ADDITIONAL  DEFERRED RETAINED
                                       ------------------  ------------------ PAID-IN    COMPEN-  EARNINGS
                                         SHARES    AMOUNT    SHARES    AMOUNT  CAPITAL    SATION  (DEFICIT)     TOTAL
                                       ----------  ------  ----------  ------ --------    -----   ---------   --------
Balance, December 31, 1993                      -   $ -             -   $ -   $      -    $   -    $     -    $      -
Issuance of common stock                        -     -     8,100,810     8          2        -          -          10
Net loss                                        -     -             -     -          -        -       (122)       (122)
                                       ----------   ---    ----------   ---   --------    -----    -------    --------
Balance, December 31, 1994                      -     -     8,100,810     8          2        -       (122)       (112)
Issuance of common stock                        -     -       899,190     1        102        -          -         103
Conversion of debt to equity                    -     -             -     -        990        -          -         990
Net loss                                        -     -             -     -          -        -       (568)       (568)
                                                    ---    ----------   ---   --------    -----    -------    --------
Balance, December 31, 1995                      -     -     9,000,000     9      1,094        -       (690)        413
Effect of termination of the
    S-Corporation election                      -     -             -     -       (690)       -        690           -
Compensation expense relating
    to stock options                            -     -             -     -        168     (118)         -          50
Issuance of common stock                        -     -     1,914,396     2      5,566        -          -       5,568
Issuance of preferred stock             1,367,047     1             -     -      7,499        -          -       7,500
Net loss                                        -     -             -     -          -        -     (6,644)     (6,644)
                                       ----------   ---    ----------   ---   --------    -----    -------    --------
Balance, December 31, 1996              1,367,047     1    10,914,396    11     13,637     (118)    (6,644)      6,887
Conversion of redeemable preferred
    stock to common stock              (1,367,047)   (1)      911,358     1          -        -          -           -
Initial public offering of common
    stock                                       -     -     3,950,000     4     35,546        -          -      35,550
Costs associated with initial public
    offering of common stock                    -     -             -     -     (4,636)       -          -      (4,636)
Exercise of stock options                       -     -        22,500     -         67        -          -          67
Compensation expense relating to
    stock options                               -     -             -     -          -       40          -          40
Net income                                      -     -             -     -          -        -      2,510       2,510
                                       ----------   ---    ----------   ---   --------    -----    -------    --------
Balance, June 30, 1997
  (unaudited)                                   -     -    15,798,254   $16   $ 44,614    $ (78)   $(4,134)   $ 40,418
                                       ==========   ===    ==========   ===   ========    =====    =======    ========


        See accompanying notes to the consolidated financial statements.

                          STAR TELECOMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                               Six Months Ended
                                                                   June 30,
                                                             ----------------------
                                                              1996           1997
                                                             -------       --------
                                                                  (Unaudited)
Cash Flows From Operating Activities:
     Net income                                              $ 1,551       $  2,510
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                           264          1,619
         Compensation expense relating to stock options          -               40
         Provision for doubtful accounts                       1,054          2,737
         Deferred income taxes                                  (500)           -
         Deferred compensation                                    35            (73)
         Decrease (increase) in assets:
            Accounts receivable                               (6,785)       (14,043)
            Receivable from related parties                      (87)           115
            Prepaid expenses and other assets                   (480)        (4,375)
            Prepaid taxes                                        -             (551)
            Deposits                                            (644)         1,804
         Increase (decrease) in liabilities:
            Accounts payable                                   8,051           (680)
            Accrued network costs                              2,554          9,272
            Accrued expenses                                     380          1,002
            Taxes payable                                        319            -
                                                             -------       --------

                Net cash provided by (used in)
                     operating activities                      5,712           (623)
                                                             -------       --------


Cash Flows From Investing Activities:
     Capital expenditures                                     (2,316)        (3,627)
     Purchases of investments, net                              (153)           -
     Marketable securities, net                                  -          (15,340)
     Decrease in other long-term assets                          -              428
     Increase (decrease) in other long-term liabilities           76            (13)
                                                             -------       --------

                Net cash used in investing
                     activities:                             $(2,393)      $(18,552)
                                                             -------       --------



        See accompanying notes to the consolidated financial statements.

                          STAR TELECOMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       Six Months Ended
                                                           June 30,
                                                    ----------------------
                                                     1996           1997
                                                    -------       --------
                                                        (Unaudited)
Cash Flows From Financing Activities:
     Borrowings under lines of credit               $ 2,130       $ 33,946
     Repayments under lines of credit                  (330)       (41,760)
     Borrowings under lines of credit
         with stockholder                                17            500
     Repayments under lines of credit
         with stockholder                              (926)          (423)
     Repayments under long-term debt                    -             (332)
     Payments under capital lease obligation            (99)        (1,471)
     Issuance of common stock                         1,500         30,981
                                                    -------       --------

                     Net cash provided by
                          financing activities        2,292         21,441
                                                    -------       --------

Increase in cash and cash equivalents                 5,611          2,266

Cash and cash equivalents,
     beginning of period                                164          1,719
                                                    -------       --------

Cash and cash equivalents,
     end of period                                  $ 5,775       $  3,985
                                                    =======       ========


        See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, and the unaudited financial statements for the quarter ended March 31, 1997, each as set forth in the Registration Statement on Form S-1 of STAR Telecommunications, Inc. ("STAR" or the "Company") Registration No. 333-21325, which was declared effective by the SEC on June 12, 1997. The results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


(2) BUSINESS AND PURPOSE

Star is an international long distance service provider offering low cost switched voice services on a wholesale basis primarily to U. S.-based long distance carriers. Star provides international long distance service to over 275 foreign countries through a flexible network of resale arrangements with long distance providers, various foreign termination relationships, international gateway switches and leased and owned transmission facilities.


(3) NET INCOME PER COMMON SHARE

Net income per common share for the three and six month periods ended June 30, 1996 and 1997 is based on the weighted average number of common shares outstanding giving effect of the conversion of the preferred stock (Note 4). Per share information was computed pursuant to the rules of the SEC, which require that common shares issued by the Company during the twelve months immediately preceding the Company's initial public offering plus the number of shares issuable pursuant to the grant of options issued during the same period, be included in the calculation of the shares outstanding using the treasury stock method from the beginning of all periods presented.

The following schedule summarizes the information used to compute weighted average number of common shares outstanding at June 30, 1996 and 1997 (in thousands):

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                               ------------------      ------------------
                                                 1996        1997        1996        1997
                                               ------      ------      ------      ------
Weighted number of common shares
     outstanding                               10,463      11,748      10,170      11,334
Effect of stock options                           956         958         956         957
Conversion of preferred stock                      78         911          78         911
                                               ------      ------      ------      ------
Weighted average number of common shares
     used to compute net income per share      11,497      13,617      11,204      13,202
                                               ======      ======      ======      ======

(4) SIGNIFICANT EVENTS

In June 1997, the Company completed an initial public offering of 4,600,000 shares of common stock of which 3,950,000 were sold by the Company and 650,000 shares were sold by certain selling shareholders. The net proceeds to the Company (after deducting underwriting discounts and offering expenses) from the sale of the shares was approximately $30.9 million. The Company used $14.2 million of the net proceeds to repay indebtedness. The Company intends to use the remaining proceeds to finance the expansion of its international network facilities, to invest in direct termination arrangements, strategic alliances or acquisitions and for working capital and general corporate purposes. In connection with the initial public offering, all outstanding preferred shares were converted to common shares at a rate of three preferred shares to two common shares.


(5) COMMITMENTS

The Company is obligated under various service agreements with long distance carriers to pay minimum usage charges of approximately $22,919,000 for the six month period between July 1, 1997 and December 31, 1997, and $26,424,000 and $5,006,000 for the twelve months ending December 31, 1998 and 1999, respectively. The Company anticipates exceeding the minimum usage volume with these vendors.


(6) STATEMENTS OF CASH FLOWS

During the six month periods ended June 30, 1996 and 1997, cash paid for interest was $162,000 and $818,000, respectively. For the same periods, cash paid for income taxes amounted to $1,210,000 and $1,695,000, respectively.

Non-cash investing and financing activities are as follows:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                       ---------------------------
                                                          1996             1997
                                                       ----------       ----------
Equipment purchased through
     notes and capital leases                          $  779,000       $6,053,000
                                                       ==========       ==========


(7) SUBSEQUENT EVENTS

On July 10, 1997 the Company began operating a Nortel DMS 100E international gateway switch in London, which will enable calls originated in the UK to be terminated on the Company's network. The Company expects that the switch will begin contributing to revenues in the third quarter of 1997.

On August 7, 1997, the Company entered into a commitment with Sanwa Bank, California for a $25 million, 2 year revolving line of credit. The facility which has certain financial and non-financial covenants, will be secured by substantially all of the assets of the Company and will be used to support letters of credit and for working capital and general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of numerous factors including among others, the following: (i) changes in international settlement rates; (ii) foreign currency fluctuations; (iii) termination of certain service agreements or inablility to enter into additional service agreements; (iv) inaccuracies in the Company's forecast of traffic growth; (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vi) foreign political or economic instability; (vii) changes in the availability of transmission facilities; (viii) loss of the services of key officers; (ix) loss of a customer which provides significant revenues to the Company; (x) highly competitive market conditions in the industry, (xi) concentration of credit risk. The foregoing review of the important factors should not be considered as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following table sets forth income statement data as a percentage of revenues for the periods indicated.

                                                      THREE MONTHS               SIX MONTHS
                                                      ENDED JUNE 30,            ENDED JUNE 30,
                                                   --------------------       -------------------
                                                    1996          1997         1996         1997
                                                   ------        ------       ------       ------
Revenues                                            100.0%        100.0%       100.0%       100.0%
Cost of services                                     90.4          88.8         90.5         89.3
                                                   ------        ------       ------       ------
     Gross profit                                     9.6          11.2          9.5         10.7
Operating expenses:
     Selling, general & administrative                6.0           7.3          5.6          6.9
     Depreciation & amortization                      0.4           1.1          0.3          1.1
                                                   ------        ------       ------       ------
                                                      6.4           8.4          5.9          8.0
                                                   ------        ------       ------       ------
     Income from operations                           3.2           2.8          3.6          2.7
                                                   ------        ------       ------       ------
Other income (expense):
     Interest income                                  .00           0.0          0.0          0.1
     Interest expense                                (0.3)         (0.5)        (0.2)        (0.5)
     Other                                           (0.2)          0.0         (0.1)         0.0
                                                   ------        ------       ------       ------
                                                     (0.5)         (0.5)        (0.3)        (0.4)
     Income before provision for income taxes         2.7           2.3          3.3          2.3
                                                   ------        ------       ------       ------
Provision for income taxes                            1.1           1.0          1.3          0.7
                                                   ======        ======       ======       ======
Net income                                            1.6%          1.3%         2.0%         1.6%
                                                   ======        ======       ======       ======

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

Revenues: Revenues increased 93.0% to $82.7 million in the second quarter of 1997 from $42.9 million in the second quarter of 1996, with minutes of use increasing 81.3% to 188.7 million in the second quarter of 1997, as compared to
104.1 million minutes of use in the comparable quarter of the year prior. The increase in revenue resulted from an increase in new customers, increased usage by existing customers and a higher average customer rate per minute. The average customer rate per minute rose due to price increases in selected countries as well as terminating country mix of traffic patterns.

Gross Margin: Gross profit increased to $9.2 million in the second quarter of 1997 from $4.1 million in the second quarter of 1996. Gross margin improved to 11.2% from 9.6% reflecting the negotiation of lower rates on routes with significant traffic as well as lower costs on direct termination arrangements in selected countries.

Selling, General and Administrative: Selling, general and administrative expenses increased 134.5% to $6.0 million during the second quarter of 1997 from $2.6 million in the comparable quarter one year earlier, and increased as a percentage of revenue to 7.3% from 6.0% in the prior period. Selling, general and administrative expenses increased between periods as the Company continues to increase its employee base and incurs payroll, employee benefits, commissions and related expenses. Operating expenses associated with expanding transmission and switch facilities also increased in support of the Company's growing telecommunications network. Bad debt expense increased as a percentage of revenues to 2.0% from 1.5%.

Depreciation: Depreciation increased to $897,000 in the second quarter of 1997 from $156,000 in the second quarter of 1996. Depreciation increased as a result of the Company's continued expansion of its transmission network, leasehold improvements associated with the Los Angeles, New York and London switching facilities and switch site buildout.

Other Income (Expense): Other expense, net, increased to $357,000 in the second quarter of 1997 from $181,000 in the first quarter of 1996. This increase is primarily due to $410,000 in interest expense incurred under the bank line of credit, and various debt obligations. This increase was offset by $53,000 in interest income.

Provision for Income Taxes: The Company's provision for income taxes increased to $858,000 in the second quarter of 1997 from $485,000 in the second quarter of 1996 reflecting the growth in pre-tax earnings.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

Revenues: Revenues increased 95.8% to $153.7 million in the first half of 1997 from $78.5 million in the first half of 1996. Minutes of use increased to 361.2 million in the first half of 1997 from 189.5 million in the first half of 1996. The increase was primarily the result of both increased sales to existing customers and to an increase in the number of wholesale carrier customers.

Gross Margin: Gross profit increased to $16.5 million in the first half of 1997 from $7.5 million in the first half of 1996. Gross margin improved to 10.7% from 9.5% , reflecting the negotiation of lower rates on routes with significant traffic and the benefit of the Company's lower cost direct termination arrangements.

Selling, General and Administrative: Selling, general and administrative expenses increased 141.4% to $10.6 million during the first half of 1997 from $4.4 million in the comparable period one year earlier, and increased as a percentage of revenue to 6.9% from 5.6% in the prior period. Selling, general and administrative expenses increased between periods as the Company continues to increase its employee base and incurs payroll, employee benefits, commissions and related expenses. Operating expenses associated with expanding transmission and switch facilities also increased in support of the Company's growing telecommunications network. Bad debt expense increased as a percentage of revenues to 1.8% from 1.3%.

Depreciation: Depreciation increased to $1.6 million in the first half of 1997 from $264,000 for the first half of 1996. Depreciation increased as a result of the Company's continued expansion of its transmission network and the switching facilities located in Los Angeles, New York and London.

Other Income (Expense): Other expense, net, increased to $657,000 in the first half of 1997 from $259,000 in the first half of 1996. This increase is primarily due to $779,000 in interest expense incurred in 1997 under the bank line of credit, and various debt obligations. This increase was offset by $74,000 in interest income and $48,000 gain on the sale of short term investments and cash equivalents from funds raised in private placements of equity securities during 1996.

Provision for Income Taxes: The Company's provision for income taxes increased to $1.1 million in the first half of 1997 from $1.0 million in the first half of 1996. The effective tax rate decreased to 31.3% in the first half of 1997 from 39.9% in the year prior reflecting the write-off of a customer accounts receivable. The Company fully reserved the net deferred tax asset of $2.5 million at June 30, 1997 as the Company has not yet had a full year of profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

On June 12, 1997, the Company completed an initial public offering of 4,600,000 of common stock of which 3,950,000 were sold by the Company and 650,000 shares were sold by certain selling shareholders. The net proceeds to the Company were approximately $30.9 million. Prior to the initial public offering, the Company funded its business primarily through funds advanced from an officer of the Company, bank debt and the private sale of equity.

The Company generated $5.7 million in net cash from operating activities during the first six months of 1996 as a result of net income plus depreciation and amortization and the provision for doubtful accounts bolstered by increases in both accounts payable and accrued network costs. Offsetting cash generated by operations were increases in accounts receivable, prepaid expenses and other assets, deposits, and deferred income taxes. The Company's investing activities used cash of approximately $2.4 million during the first six months of 1996, primarily resulting from capital expenditures. The Company's financing activities provided cash of approximately $2.3 million primarily from borrowings under various lines of credit and the sale of common stock, offset by repayment under various lines of credit.

The Company used net cash from operating activities of approximately $623,000 in the first six months of 1997, primarily as a result of an increase in accounts receivable, prepaid expenses and other assets and a decrease in accounts payable. The uses of cash from operating activities were offset by net income plus depreciation and amortization, and the provision for doubtful accounts, an increase in accrued network costs and accrued expenses and a decrease in deposits. The Company's investing activities used cash of approximately $18.6 million during the first six months of 1997, primarily resulting from capital expenditures and investing the net proceeds of the initial public offering in marketable securities. The Company's financing activities provided net cash of approximately $21.4 million which includes the net proceeds from the initial public offering of common stock of approximately $30.9 million, and borrowings under various lines of credit offset by repayments under various lines of credit.

As of December 31, 1996 and June 30, 1997 the Company had cash and cash equivalents of approximately $1.7 million and $4.0 million, respectively, and a working capital deficit of approximately $7.6 million as of December 31, 1996 and working capital surplus of $23.4 million as of June 30, 1997. As of June 30, 1997 the Company had approximately $6.4 million outstanding for capital leases relating primarily to the Company's switching equipment.

The Company used approximately $14.2 million of the net proceeds from the initial public offering to repay indebtedness. The Company anticipates making capital expenditures of approximately $40.0 million over the next 12 months to expand the Company's global network. The Company believes that the remaining proceeds from the initial public offering, cash generated from operations as well as funding under its bank line of credit to meet its capital requirements and, as appropriate, capital lease financing will be sufficient to satisfy the Company's liquidity needs over the next 12 months.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         On May 14, 1997, the Company was granted summary judgment on Communication Telesystems International's ("CTS") First Amended Complaint claim of $6.0 million for damages for an alleged breach of contract. As a result, on June 16, 1997 the Company has dismissed its related claim seeking $2.0 million in damages for an alleged breach of two contracts by CTS.

ITEM 2.  CHANGES IN SECURITIES

         Securities sold during the period which were not registered under the Securities Act include sales of 10,000 common shares at $3.00 per share on May 8, 1997, and 10,000 common shares at $3.00 per share on June 9, 1997 to two former members of the board of directors in conjunction with the exercise of options granted to them as board members.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  STAR TELECOMMUNICATIONS, INC.

Dated:  August 13, 1997

                                  By: /s/ Christopher E. Edgecomb
                                     ------------------------------------------
                                          Christopher E. Edgecomb
                                          Chief Executive Officer and Director
                                          (Duly Authorized Officer)



                                  By: /s/ Kelly D. Enos
                                     ------------------------------------------
                                          Kelly D. Enos
                                          Chief Financial Officer
                                          (Principal Financial & Accounting
                                          Officer)