Form 10-Q
period 1997-09-30
STAR TELECOMMUNICATIONS INC
filed 1997-11-13
CIK 1026486

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 1997

                        COMMISSION FILE NUMBER 000-22581

                          STAR TELECOMMUNICATIONS, INC.
                          -----------------------------
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

                           Yes  [X]             No [ ]

As of September 30,1997, the number of the registrant's Common Shares of $.001 par value outstanding was 15,798,254.

                          STAR TELECOMMUNICATIONS, INC.

                                TABLE OF CONTENTS



                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION:

Item 1: Financial Statements

        Consolidated Balance Sheets As Of
        December 31, 1996 And  September 30, 1997                         3

        Consolidated Statements Of Income
        For The Three And Nine Month Periods
        Ended September 30, 1996 And 1997                                 5

        Consolidated Statements Of Stockholders' Equity
        For The Years Ended December 31, 1994, 1995 And
        1996 And For The Nine Month Period Ended September 30, 1997       6

        Consolidated Statements Of Cash Flows For The
        Nine Month Periods Ended September 30, 1996
        And 1997                                                          7

        Notes To Consolidated Financial Statements                        9

Item 2: Management's Discussion And Analysis Of Financial
        Condition And Results Of Operations                              11

PART II - OTHER INFORMATION                                              15

ITEM 1. FINANCIAL STATEMENTS

                         STAR TELECOMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (In thousands)


                                                  December 31,   September 30,
                                                   --------      -------------
                                                     1996            1997
                                                   --------        --------
                                                                  (Unaudited)
Current Assets:
   Cash and cash equivalents                       $  1,719       $  7,386
   Marketable securities                              1,630         20,862
   Accounts receivable, net of allowance of
      $5,733 at December 31, 1996 and $7,668
      at September 30, 1997                          22,888         32,794
   Receivable from related parties                      115            955
   Prepaid expenses and other assets                  1,729          4,981
   Prepaid taxes                                        677           --
   Deferred income taxes                               --            1,165
                                                   --------       --------
         Total current assets                        28,758         68,143
                                                   --------       --------

Property and Equipment:
   Operating equipment                                8,653         22,953
   Leasehold improvements                             4,214          4,537
   Computer equipment                                 1,604          2,782
   Furniture and fixtures                               435            953
                                                   --------       --------
                                                     14,906         31,225
   Less-accumulated depreciation and
     amortization                                    (1,201)        (3,916)
                                                   --------       --------
         Total property and equipment, net           13,705         27,309
                                                   --------       --------

   Investments                                          153            179
   Deposits                                           5,630          3,429
   Other                                                428           --
                                                   --------       --------
                                                      6,211          3,608
                                                   --------       --------
         Total assets                              $ 48,674       $ 99,060
                                                   ========       ========


        See accompanying notes to the consolidated financial statements.

                         STAR TELECOMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In thousands, except for share data)


                                                              December 31,  September 30,
                                                              -----------   ------------
                                                                 1996          1997
                                                               ---------    -----------
                                                                            (Unaudited)
Current Liabilities:
    Revolving line of credit                                   $  7,814       $   --
    Revolving lines of credit with stockholder                       26            186
    Current portion of long-term debt                               267            888
    Current portion of capital lease obligations                    827          1,841
    Accounts payable                                              6,260          7,808
    Accrued network costs                                        19,494         32,536
    Accrued expenses                                              1,621          2,456
    Income taxes payable                                           --              248
                                                               --------       --------
                Total current liabilities                        36,309         45,963
                                                               --------       --------
Long-Term Liabilities:
    Long-term debt, net of current portion                          466          3,137
    Capital lease obligations, net of current portion             4,808          7,933
    Deferred compensation                                           116             50
    Deposits                                                         88             73
                                                               --------       --------
                 Total long-term liabilities                      5,478         11,193
                                                               --------       --------


Stockholders' Equity:
    Preferred Stock $.001 par value:
       Authorized - 1,367,050 shares
       Issued and outstanding -
            1,367,047 shares at December 31,1996 and                  1           --
            none at September 30, 1997
    Common Stock $.001 par value:
       Authorized - 30,000,000 shares
       Issued and outstanding -
           10,914,396 shares at December 31,
           1996 and 15,798,254 at September 30, 1997                 11             16
   Additional paid-in capital                                    13,637         44,614
   Deferred compensation                                           (118)           (58)
   Retained deficit                                              (6,644)        (2,668)
                                                               --------       --------
       Stockholders' equity                                       6,887         41,904
                                                               --------       --------
               Total liabilities and stockholders' equity      $ 48,674       $ 99,060
                                                               ========       ========



        See accompanying notes to the consolidated financial statements.

                         STAR TELECOMMUNICATIONS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)


                                                 Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                             -------------------------       -------------------------
                                               1996            1997            1996            1997
                                             ---------       ---------       ---------       ---------
                                                    (Unaudited)                      (Unaudited)
Revenues                                     $  61,169       $  88,515       $ 139,688       $ 242,230
Cost of services                                56,527          78,150         127,567         215,372
                                             ---------       ---------       ---------       ---------
        Gross profit                             4,642          10,365          12,121          26,858
Operating expenses:
    Selling, general and
        administrative expenses                  3,665           6,416           8,041          16,981
    Depreciation and amortization                  343           1,097             607           2,715
                                             ---------       ---------       ---------       ---------
                                                 4,008           7,513           8,648          19,696
                                             ---------       ---------       ---------       ---------
        Income from operations                     634           2,852           3,473           7,162
                                             ---------       ---------       ---------       ---------

Other income (expense):
    Interest income                                 42             285              70             359
    Interest expense                              (173)           (419)           (360)         (1,198)
    Other                                         --              --              (100)             48
                                             ---------       ---------       ---------       ---------
                                                  (131)           (134)           (390)           (791)
                                             ---------       ---------       ---------       ---------
        Income before provision
            for income taxes                       503           2,718           3,083           6,371
Provision for income taxes                         217           1,251           1,246           2,395
                                             ---------       ---------       ---------       ---------
Net income                                   $     286       $   1,467       $   1,837       $   3,976
                                             =========       =========       =========       =========

Net income per share (Note 3)                $    0.02       $    0.09       $    0.16       $    0.27
                                             =========       =========       =========       =========

Weighted average number of
     common shares outstanding (Note 3)         12,497          17,023          11,303          14,489
                                             =========       =========       =========       =========


        See accompanying notes to the consolidated financial statements.

                         STAR TELECOMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
             AND FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)



                                                PREFERRED STOCK                    COMMON STOCK              ADDITIONAL
                                          ---------------------------       -------------------------         PAID-IN
                                            SHARES           AMOUNT           SHARES          AMOUNT          CAPITAL
                                          ----------       ----------       ----------      ----------      ----------
Balance, December 31, 1993                      --         $     --               --        $     --        $     --
Issuance of common stock                        --               --          8,100,810               8               2
Net loss                                        --               --               --              --              --
                                          ----------       ----------       ----------      ----------      ----------
Balance, December 31, 1994                      --               --          8,100,810               8               2
Issuance of common stock                        --               --            899,190               1             102
Conversion of debt to equity                    --               --               --              --               990
Net loss                                        --               --               --              --              --
                                          ----------       ----------       ----------      ----------      ----------
Balance, December 31, 1995                      --               --          9,000,000               9           1,094
Effect of termination of the
    S-Corporation election                      --               --               --              --              (690)
Compensation expense relating
    to stock options                            --               --               --              --               168
Issuance of common stock                        --               --          1,914,396               2           5,566
Issuance of preferred stock                1,367,047                1             --              --             7,499
Net loss                                        --               --               --              --              --
                                          ----------       ----------       ----------      ----------      ----------
Balance, December 31, 1996                 1,367,047                1       10,914,396              11          13,637
Conversion of redeemable preferred
    stock to common stock                 (1,367,047)              (1)         911,358               1            --
Initial public offering of common
    stock                                       --               --          3,950,000               4          35,546
Costs associated with initial public
    offering of common stock                    --               --               --              --            (4,636)
Exercise of stock options                       --               --             22,500            --                67
Compensation expense relating to
    stock options                               --               --               --              --              --
Net income                                      --               --               --              --              --
                                          ----------       ----------       ----------      ----------      ----------
Balance, September 30, 1997
  (unaudited)                                   --         $     --         15,798,254      $       16      $   44,614
                                          ==========       ==========       ==========      ==========      ==========


                                                             RETAINED
                                             DEFERRED        EARNINGS
                                           COMPENSATION      (DEFICIT)           TOTAL
                                           ------------      ----------       ----------
Balance, December 31, 1993                  $     --         $     --         $     --
Issuance of common stock                          --               --                 10
Net loss                                          --               (122)            (122)
                                            ----------       ----------       ----------
Balance, December 31, 1994                        --               (122)            (112)
Issuance of common stock                          --               --                103
Conversion of debt to equity                      --               --                990
Net loss                                          --               (568)            (568)
                                            ----------       ----------       ----------
Balance, December 31, 1995                        --               (690)             413
Effect of termination of the
    S-Corporation election                        --                690             --
Compensation expense relating
    to stock options                              (118)            --                 50
Issuance of common stock                          --               --              5,568
Issuance of preferred stock                       --               --              7,500
Net loss                                          --             (6,644)          (6,644)
                                            ----------       ----------       ----------
Balance, December 31, 1996                        (118)          (6,644)           6,887
Conversion of redeemable preferred
    stock to common stock                         --               --               --
Initial public offering of common
    stock                                         --               --             35,550
Costs associated with initial public
    offering of common stock                      --               --             (4,636)
Exercise of stock options                         --               --                 67
Compensation expense relating to
    stock options                                   60             --                 60
Net income                                        --              3,976            3,976
                                            ----------       ----------       ----------
Balance, September 30, 1997
  (unaudited)                               $      (58)      $   (2,668)      $   41,904
                                            ==========       ==========       ==========


        See accompanying notes to the consolidated financial statements.

                          STAR TELECOMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                 Nine Months Ended
                                                                  September 30,
                                                             ------------------------
                                                               1996           1997
                                                             --------       --------
                                                                   (Unaudited)
Cash Flows From Operating Activities:
     Net income                                              $  1,837       $  3,976
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                            607          2,715
         Compensation expense relating to stock options          --               60
         Provision for doubtful accounts                        1,970          4,068
         Deferred income taxes                                   --           (1,165)
         Deferred compensation                                     57            (66)
         Decrease (increase) in assets:
            Accounts receivable                               (28,641)       (13,974)
            Receivable from related parties                       (52)          (840)
            Prepaid expenses and other assets                    (431)        (3,252)
            Prepaid taxes                                        (933)           677
            Deposits                                           (6,890)         2,201
         Increase (decrease) in liabilities:
            Accounts payable                                    7,735          1,548
            Accrued network costs                              15,290         13,042
            Accrued expenses                                      722            835
            Taxes payable                                         969            248
                                                             --------       --------

                Net cash provided by (used in)
                     operating activities                      (7,760)        10,073
                                                             --------       --------

Cash Flows From Investing Activities:
     Capital expenditures                                      (4,944)        (6,282)
     Purchases of investments, net                               (153)           (26)
     Marketable securities, net                                (2,247)       (19,232)
     Decrease in other long-term assets                          --              428
     Increase (decrease) in other long-term liabilities            87            (15)
                                                             --------       --------

                Net cash used in investing
                     activities                              $ (7,257)      $(25,127)
                                                             --------       --------


        See accompanying notes to the consolidated financial statements.

                          STAR TELECOMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                        Nine Months Ended
                                                         September 30,
                                                    -----------------------
                                                      1996            1997
                                                    --------       --------
                                                           (Unaudited)
Cash Flows From Financing Activities:

     Borrowings under lines of credit               $  7,445       $ 33,946
     Repayments under lines of credit                 (3,460)       (41,760)
     Borrowings under lines of credit
         with stockholder                                521            583
     Repayments under lines of credit
         with stockholder                             (1,379)          (423)
     Borrowings under long-term debt                    --              193
     Repayments under long-term debt                    --             (752)
     Payments under capital lease obligations           (188)        (2,047)
     Issuance of common stock                          5,568         30,914
     Issuance of preferred stock                       7,500           --
     Stock options exercised                            --               67
                                                    --------       --------

                     Net cash provided by
                          financing activities        16,007         20,721
                                                    --------       --------

Increase in cash and cash equivalents                    990          5,667

Cash and cash equivalents,
     beginning of period                                 164          1,719
                                                    --------       --------

Cash and cash equivalents,
     end of period                                  $  1,154       $  7,386
                                                    ========       ========


        See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, and the unaudited financial statements for the quarter ended March 31, 1997, each as set forth in the Registration Statement on Form S-1 of STAR Telecommunications, Inc. ("STAR" or the "Company") Registration No. 333-21325, which was declared effective by the SEC on June 12, 1997, and with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. The results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


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


(3) NET INCOME PER COMMON SHARE

Net income per common share for the three and nine month periods ended September 30, 1996 and 1997 is based on the weighted average number of common shares outstanding giving effect of the conversion of the preferred stock (Note 4). Per share information was computed pursuant to the rules of the SEC, which require that common shares issued by the Company during the twelve months immediately preceding the Company's initial public offering plus the number of shares issuable pursuant to the grant of options issued during the same period, be included in the calculation of the shares outstanding using the treasury stock method from the beginning of all periods presented.

The following schedule summarizes the information used to compute weighted average number of common shares outstanding at September 30, 1996 and 1997 (in thousands):

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                               ------------------      ------------------
                                                1996        1997        1996        1997
                                               ------      ------      ------      ------
Weighted number of common shares
     outstanding                               10,856      14,887      10,064      12,532
Effect of stock options                           956       1,225         956       1,046
Conversion of preferred stock                     685         911         283         911
                                               ------      ------      ------      ------
Weighted average number of common shares
     used to compute net income per share      12,497      17,023      11,303      14,489
                                               ======      ======      ======      ======

In February 1997, the Financial Accounting Standards Board introduced SFAS No. 128 "Earnings per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure". SFAS No. 128 revises and simplifies the computation of earnings per share and requires certain additional disclosures. SFAS No. 129 requires additional disclosure regarding the Company's capital structure. Both standards will be adopted in the fourth quarter of the fiscal year 1997. Management does not expect the adoption of SFAS No. 129 to have a material effect on the Company's financial position or results of operations. The Company has not yet evaluated the impact of adopting SFAS No. 128 on earnings per share.


(4) SIGNIFICANT EVENTS

In June 1997, the Company completed an initial public offering of 4,600,000 shares of common stock of which 3,950,000 were sold by the Company and 650,000 shares were sold by certain selling shareholders. The net proceeds to the Company (after deducting underwriting discounts and offering expenses) from the sale of the shares was approximately $30.9 million. Through September 30, 1997, the Company used approximately $18.0 million of the net proceeds from the initial public offering. Approximately $14.2 million was used to repay indebtedness, $2.8 million was used to purchase switching and transmission related equipment and $979,000 was used to finance the Company's operations of the U.K. subsidiary. The Company intends to use the remaining proceeds to finance the expansion of its international network facilities, to invest in direct termination arrangements, strategic alliances or acquisitions and for working capital and general corporate purposes. In connection with the initial public offering, all outstanding preferred shares were converted to common shares at a rate of three preferred shares to two common shares.

The Company entered into an agreement to acquire LD Services, Inc., a long distance provider which focuses on commercial customers and has programs which sell to customers with strong international usage. Under the terms of the definitive agreement, LD Services stockholders will receive 500,000 shares of STAR common stock, subject to adjustment. The acquisition will be accounted for as a pooling of interests and the Company expects the transaction to be completed in the fourth quarter of 1997.


(5) COMMITMENTS

The Company is obligated under various service agreements with long distance carriers to pay minimum usage charges of approximately $9,320,000 for the three month period between October 1, 1997 and December 31, 1997, and $30,951,000 and $5,626,000 for the twelve months ending December 31, 1998 and 1999, respectively. The Company anticipates exceeding the minimum usage volume with these vendors.

During the three months ended September 30, 1997, the Company entered into various foreign exchange contracts to match transactions denominated in foreign currencies. At September 30, 1997, approximately $840,000 of foreign currency contracts were outstanding, maturing through March 1998.


(6) STATEMENTS OF CASH FLOWS

During the nine month periods ended September 30, 1996 and 1997, cash paid for interest was $339,000 and $1,082,000, respectively. For the same periods, cash paid for income taxes amounted to $1,210,000 and $2,635,000, respectively.

Non-cash investing and financing activities are as follows:


                                       NINE MONTHS ENDED
                                         SEPTEMBER 30,
                                   ----------------------------
                                       1996             1997
                                   -----------      -----------
Equipment purchased through
     notes and capital leases      $ 1,699,000      $10,037,000
                                   ===========      ===========



(7) SUBSEQUENT EVENTS

Effective as of September 30, 1997, the Company executed an agreement with Sanwa Bank, California for a $25 million, 2 year revolving line of credit. The facility which has certain financial and non-financial covenants is limited to 75% of eligible Accounts Receivable and will be secured by substantially all of the assets of the Company. The credit facility provides for borrowings at an interest rate based upon the Bank's cost of funds plus 1.75% and will be used to support letters of credit and for working capital and general corporate purposes.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of numerous factors including among others, the following: (i) changes in customer rates per minute; (ii) foreign currency fluctuations; (iii) termination of certain service agreements or inablility to enter into additional service agreements; (iv) inaccuracies in the Company's forecast of traffic growth; (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vi) foreign political or economic instability;
(vii) changes in the availability of transmission facilities; (viii) loss of the services of key officers; (ix) loss of a customer which provides significant revenues to the Company; (x) highly competitive market conditions in the industry, (xi) concentration of credit risk. The foregoing review of the important factors should not be considered as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following table sets forth income statement data as a percentage of revenues for the periods indicated.


                                                    THREE MONTHS              NINE MONTHS
                                                 ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                 ------------------        ------------------
                                                  1996         1997        1996          1997
                                                 ------       -----        -----        -----
Revenues                                         100.0%       100.0%       100.0%       100.0%
Cost of services                                  92.4         88.3         91.3         88.9
                                                 -----        -----        -----        -----
     Gross profit                                  7.6         11.7          8.7         11.1
Operating expenses:
     Selling, general and administrative           6.0          7.2          5.8          7.0
     Depreciation and amortization                 0.6          1.2          0.4          1.1
                                                 -----        -----        -----        -----
                                                   6.6          8.5          6.2          8.1
                                                 -----        -----        -----        -----
     Income from operations                        1.0          3.2          2.5          3.0
                                                 -----        -----        -----        -----
Other income (expense):
     Interest income                               0.1          0.3          0.0          0.1
     Interest expense                             (0.3)        (0.5)        (0.3)        (0.5)
     Other                                          --           --          0.1          0.0
                                                 -----        -----        -----        -----
                                                  (0.2)        (0.2)        (0.3)        (0.3)
     Income before provision for income taxes      0.8          3.1          2.2          2.6
                                                 -----        -----        -----        -----
Provision for income taxes                         0.4          1.4          0.9          1.0
                                                 =====        =====        =====        =====
Net income                                         0.5%         1.7%         1.3%         1.6%
                                                 =====        =====        =====        =====



Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

Revenues: Revenues increased 44.7% to $88.5 million in the third quarter of 1997 from $61.2 million in the third quarter of 1996. Minutes of use increased 59.1% to 219.6 million in the third quarter of 1997, as compared to 138.0 million minutes of use in the comparable quarter of the year prior. The average rate per minute of use declined to $0.40 for the current quarter as compared to $0.44 for the quarter ended September 30, 1996. The increase in revenue resulted from increased usage by existing customers offset by a lower average customer rate per minute. The average customer rate per minute fell due to price decreases in selected countries combined with increases in traffic terminating to lower priced countries. As global deregulation continues to open up new countries to competition for long distance telecommunication services, management expects revenue growth to be driven by prevailing trends of accelerated growth in international traffic volumes coupled with declining customer rates per minute, although there can be no assurance in that regard.

Gross Margin: Gross profit increased to $10.4 million in the third quarter of 1997 from $4.6 million in the third quarter of 1996. Gross margin improved to 11.7% from 7.6% reflecting the negotiation of lower rates on routes with significant traffic as well as lower costs on direct termination arrangements in selected countries.

Selling, General and Administrative: Selling, general and administrative expenses increased 75.1% to $6.4 million during the third quarter of 1997 from $3.7 million in the comparable quarter one year earlier, and increased as a percentage of revenue to 7.2% from 6.0% in the prior period. Selling, general and administrative expenses increased between comparable periods as the Company continues to increase its employee base and incurs payroll, employee benefits, commissions and related expenses. Operating expenses associated with expanding transmission and switch facilities also increased in support of the Company's growing telecommunications network. Bad debt expense remained stable as a percentage of revenues at 1.5%. The planned buildout of the Company's network includes switch sites in Dallas, Miami,

Chicago and Seattle. The establishment of licensed carrier operations in Germany and Australia will continue to increase the Company's operating expenses related to revenues.

Depreciation: Depreciation increased to $1.1 million in the third quarter of 1997 from $343,000 in the third quarter of 1996. Depreciation increased as a result of the Company's continued expansion of its transmission network, leasehold improvements associated with the Los Angeles, New York and London switching facilities and switch site buildout.

Other Income (Expense): Other expense, net, increased slightly to $134,000 in the third quarter of 1997 from $131,000 in the third quarter of 1996. Interest expense grew to $419,000 in the third quarter of 1997 from $173,000 in the third quarter of 1996 as a result of increased financing for switches, undersea cables and other property and equipment. Interest income of $285,000 was earned in the third quarter of 1997 on the invested balance of proceeds remaining from the initial public offering.

Provision for Income Taxes: The Company's provision for income taxes increased to $1.3 million in the third quarter of 1997 from $217,000 in the third quarter of 1996 reflecting strong growth in pre-tax earnings.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

Revenues: Revenues increased 73.4% to $242.2 million in the nine month period ending September 30, 1997 from $139.7 million for the comparable period of the prior year. Minutes of use increased to 77.4% to 580.8 million in the first nine months of 1997 from 327.4 million in the first nine months of 1996. The increase reflects both increased sales to existing customers as well as an increase in the number of wholesale carrier customers offset by a slight decrease in the average customer rate per minute.

Gross Margin: Gross profit increased to $26.9 million in the nine month period ending September 30, 1997 from $12.1 million for the same period of the prior year. Gross margin improved to 11.1% from 8.7%, reflecting the negotiation of lower rates on routes with significant traffic and the benefit of the Company's lower cost direct termination arrangements.

Selling, General and Administrative: Selling, general and administrative expenses increased 111.2% to $17.0 million during the first nine months of 1997 from $8.0 million in the comparable period one year earlier, and increased as a percentage of revenue to 7.0% from 5.8% in the prior period. Selling, general and administrative expenses increased between comparable periods as the Company continues to expand its employee base and incurs payroll, employee benefits, commissions and related expenses. Operating expenses associated with expanding transmission and switch facilities also increased in support of the Company's growing telecommunications network. Bad debt expense increased as a percentage of revenues to 1.7% from 1.4%.

Depreciation: Depreciation increased to $2.7 million in the first nine months of 1997 from $607,000 in the first nine months of 1996. Depreciation increased as a result of the Company's continued expansion of its transmission network and the switching facilities located in Los Angeles, New York and London.

Other Income (Expense): Other expense, net, increased to $791,000 in the first nine months of 1997 from $390,000 in the first nine months of 1996. This increase results from $1.2 million in interest expense incurred in 1997 under the Company's bank line of credit as well as long term financing for switches, undersea cable and other equipment. This expense was offset by $359,000 in interest income and a $48,000 gain on the sale of short-term investments.

Provision for Income Taxes: The Company's provision for income taxes increased to $2.4 million in the first nine months of 1997 from $1.2 million in the first nine months of 1996. The effective tax rate decreased to 37.6% in the first nine months of 1997 from 40.4% in the year prior reflecting the write-off of customer account receivables as well as an increase in net deferred tax assets of $1.2 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $10.1 million in net cash from operating activities during the first nine months of 1997 primarily through net income plus depreciation and the provision for doubtful accounts. Increases in accrued network costs and decreases in deposits largely offset increases in accounts receivable, prepaid expenses and other assets. The Company's investing activities used cash of $25.1 million during the first nine months of 1997, primarily resulting from capital expenditures and investing the net proceeds of the initial public offering in marketable securities. The Company's financing activities provided net cash of approximately $20.7 million which included the net proceeds from the initial public offering of common stock of approximately $30.9 million offset by net repayments under lines of credit, debt and capital lease obligations.

As of September 30, 1997, the Company had cash and cash equivalents of approximately $7.4 million and short term investments of $20.9 million. Working capital at the end of the third quarter was $22.2 million. The Company had approximately $9.8 million outstanding for capital leases relating primarily to the Company's switching equipment as of the current quarter end.

Through September 30, 1997, the Company used approximately $18.0 million of the net proceeds from the initial public offering. Approximately $14.2 million was used to repay indebtedness, $2.8 million was used to purchase switching and transmission related equipment and $979,000 was used to finance the Company's operations of the U.K. subsidiary. The Company anticipates making capital expenditures of approximately $80.0 million over the next 18 months to expand the Company's global network. The Company believes that the remaining proceeds from the initial public offering, cash generated from operations, as well as funding under its bank line of credit will satisfy a significant portion of the Company's liquidity requirements. Effective as of September 30, 1997, the Company executed an agreement with Sanwa Bank, California for a $25 million, 2 year revolving line of credit. As appropriate, the Company will use capital lease financing or raise additional debt or equity capital to finance new projects and or acquisitions. The Company intends to consummate the acquisition of LD Services, a reseller of long distance telecommunications services, in the fourth quarter of 1997. This acquisition will require working capital support from the Company to finance expansion of its operations.

                           PART II. OTHER INFORMATION



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Through September 30, 1997, the Company used approximately $18.0 million of the net proceeds from the initial public offering. Approximately $14.2 million was used to repay indebtedness, $2.8 million was used to purchase switching and transmission related equipment and $979,000 was used to finance the Company's operations of the U.K.
        subsidiary.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       STAR TELECOMMUNICATIONS, INC.

Dated:  November 12, 1997

                                       By: /s/ Christopher E. Edgecomb
                                          ------------------------------------
                                          Christopher E. Edgecomb
                                          Chief Executive Officer and Director
                                          (Duly Authorized Officer)



                                       By: /s/ Kelly D. Enos
                                          -----------------------------------
                                          Kelly D. Enos
                                          Chief Financial Officer
                                          (Principal Financial & Accounting
                                          Officer)