Form 10-K
period 1997-12-31
STAR TELECOMMUNICATIONS INC
filed 1998-03-31
CIK 1026486

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER 000-22581

                            ------------------------

                         STAR TELECOMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

                     DELAWARE                           77-0362681
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)              Identification
                                                           No.)

           223 EAST DE LA GUERRA STREET,                   93101
             SANTA BARBARA, CALIFORNIA                  (Zip code)
     (Address of principal executive offices)

                                 (805) 899-1962

               (Registrant's telephone no., including area code)

 Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001 per share
       Name of each exchange on which registered: Nasdaq National Market

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 16, 1998, based on the average bid and asked prices for the Common Stock as reported by Nasdaq was approximately $438,892,650.

    The number of shares of the Registrant's Common Stock outstanding as of March 16, 1998 was approximately 35,804,000 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 (THE "FORM 10-K") CONTAINS "FORWARD-LOOKING STATEMENTS," AS DEFINED UNDER
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). FORWARD-LOOKING STATEMENTS ARE STATEMENTS OTHER THAN HISTORICAL INFORMATION OR STATEMENTS OF CURRENT CONDITION AND RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SOME FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF SUCH TERMS AS "BELIEVES," "ANTICIPATES," "INTENDS" OR "EXPECTS." THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. UNLESS OTHERWISE INDICATED, THE INFORMATION IN THIS FORM 10-K GIVES EFFECT TO A 2.05-FOR-1 STOCK SPLIT PAYABLE IN THE FORM OF A STOCK DIVIDEND TO THE HOLDERS OF ALL SHARES OF COMMON STOCK OUTSTANDING ON FEBRUARY 20, 1998 WITH THE PAYMENT OF 1.05 SHARES FOR EACH SUCH OUTSTANDING SHARE OF COMMON STOCK (THE "STOCK SPLIT").

OVERVIEW

    STAR Telecommunications, Inc. ("STAR" or the "Company") is an emerging multinational carrier focused primarily on the international long distance market. The Company offers highly reliable, low-cost switched voice services on a wholesale basis, primarily to U.S.-based long distance carriers. STAR provides international long distance service to approximately 220 foreign countries through a flexible network comprised of various foreign termination relationships, international gateway switches, leased and owned transmission facilities and resale arrangements with long distance providers. The Company has grown its revenues rapidly by capitalizing on the deregulation of international telecommunications markets, combining sophisticated information systems with flexible routing and leveraging management's industry expertise. STAR has increased its revenues from $46.3 million in 1995 to $376.2 million in 1997.

INDUSTRY BACKGROUND

    The international long distance telecommunications services industry consists of all transmissions of voice and data that originate in one country and terminate in another. This industry is undergoing a period of fundamental change which has resulted in substantial growth in international telecommunications traffic. According to industry sources, worldwide gross revenues for providers of international telephone service were over $60 billion in 1996 and the volume of international traffic on the public telephone network is expected to grow at a compound annual growth rate of approximately 13% from 1996 through the year 2000.

    From the standpoint of U.S.-based long distance providers, the industry can be divided into two major segments: the U.S. international market, consisting of all international calls billed in the U.S., and the overseas market, consisting of all international calls billed in countries other than the U.S. The U.S. international market has experienced substantial growth in recent years, with gross revenues from international long distance services rising from approximately $8.5 billion in 1990 to approximately $14.9 billion in 1996, according to Federal Communications Commission ("FCC") data.

    The Company believes that a number of trends in the international telecommunications market will continue to drive growth in international traffic, including:

    - continuing deregulation and privatization of telecommunications markets;

    - pressure to reduce international outbound long distance rates paid by end users driven by increased competition in newly deregulated global markets;

    - the dramatic increase in the availability of telephones and the number of access lines in service around the world;

    - the increasing globalization of commerce, trade and travel;

    - the proliferation of communications devices such as faxes, cellular telephones, pagers and data communications devices;

    - increasing demand for data transmission services, including the Internet; and

    - the increased utilization of high quality digital undersea cable and resulting expansion of bandwidth availability.

    THE DEVELOPMENT OF THE U.S. AND OVERSEAS MARKETS

    The 1984 deregulation of the U.S. telecommunications industry enabled the emergence of a number of new long distance companies in the U.S. Today, there are over 500 U.S. long distance companies, most of which are small or medium-sized companies. In order to be successful, these small and medium-sized companies need to offer their customers a full range of services, including international long distance. However, most of these carriers do not have the critical mass to receive volume discounts on international traffic from the larger facilities-based carriers such as AT&T Corp. ("AT&T"), MCI Communications Corp. ("MCI") and Sprint Corporation ("Sprint"). In addition, these small and medium-sized companies generally have only limited capital resources to invest in international facilities. New international carriers such as STAR emerged to take advantage of this demand for less expensive international bandwidth. These emerging multinational carriers acted as aggregators of international traffic for smaller carriers, taking advantage of larger volumes to obtain volume discounts on international routes (resale traffic), or investing in facilities when volume on particular routes justify such investments. Over time, as these emerging international carriers became established and created high quality networks, they began to carry overflow traffic from the larger long distance providers seeking lower rates on certain routes.

    Deregulation and privatization have also allowed new long distance providers to emerge in foreign markets. By eroding the traditional monopolies held by single national providers, many of which are wholly or partially government owned, such as Post Telegraph & Telephone operators ("PTTs"), deregulation is providing U.S.-based providers the opportunity to negotiate more favorable agreements with PTTs and emerging foreign providers. In addition, deregulation in certain foreign countries is enabling U.S.-based providers to establish local switching and transmission facilities in order to terminate their own traffic and begin to carry international long distance traffic originated in that country. STAR believes that growth of traffic originated in markets outside of the U.S. will be higher than the growth in traffic originated within the U.S. due to recent deregulation in many foreign markets, relative economic growth rates and increasing access to telecommunications facilities in emerging markets.

    INTERNATIONAL SWITCHED LONG DISTANCE SERVICES

    International switched long distance services are provided through switching and transmission facilities that automatically route calls to circuits based upon a predetermined set of routing criteria. The call typically originates on a local exchange carrier's network and is transported to the caller's domestic long distance carrier. The domestic long distance provider then carries the call to an international gateway switch. An international long distance provider picks up the call at its gateway and sends it directly or through one or more other long distance providers to a corresponding gateway switch operated in the country of destination. Once the traffic reaches the country of destination, it is then routed to the party being called though that country's domestic telephone network.

    International long distance providers can generally be categorized by their ownership and use of switches and transmission facilities. The largest U.S. carriers, such as AT&T, MCI and Sprint, primarily utilize owned transmission facilities and generally use other long distance providers to carry their overflow traffic. Since only very large carriers have transmission facilities that cover the over 200 countries to which major long distance providers generally offer service, a significantly larger group of long distance providers own and operate their own switches but either rely solely on resale agreements with other long distance carriers to terminate their traffic or use a combination of resale agreements and owned facilities in order to terminate their traffic as shown below:

                        [THIRD PARTY RESALE GRAPHIC]

    OPERATING AGREEMENTS. Under traditional operating agreements, international long distance traffic is exchanged under bilateral agreements between international long distance providers in two countries. Operating agreements provide for the termination of traffic in, and return traffic to, the international long distance providers' respective countries at a standard "accounting rate" with that international provider. Under a traditional operating agreement, the international long distance provider that originates more traffic compensates the long distance provider in the other country by paying a net amount based on the difference between minutes sent and minutes received and the settlement rate, which is generally one-half of the accounting rate.

    Under a typical operating agreement both carriers jointly own the transmission facilities between two countries. A carrier gains ownership rights in a digital fiber optic cable by purchasing direct ownership in a particular cable prior to the time the cable is placed in service, acquiring an "Indefeasible Right of Use" ("IRU") in a previously installed cable, or by leasing or obtaining capacity from another long distance provider that either has direct ownership or IRUs in the cable. In situations where a long distance provider has sufficiently high traffic volume, routing calls across directly owned or IRU cable is generally more cost-effective on a per call basis than the use of short-term variable capacity arrangements with other long distance providers or leased cable. However, direct ownership and acquisition of IRUs require a company to make an initial investment of its capital based on anticipated usage.

    TRANSIT ARRANGEMENTS. In addition to utilizing an operating agreement to terminate traffic delivered from one country directly to another, an international long distance provider may enter into transit arrangements pursuant to which a long distance provider in an intermediate country carries the traffic to a country of destination. Such transit arrangements involve agreement among the providers in all the countries involved and are generally used for overflow traffic or where a direct circuit is unavailable or not volume justified.

    RESALE ARRANGEMENTS. Resale arrangements typically involve the wholesale purchase and sale of transmission and termination services between two long distance providers on a variable, per minute basis. The resale of capacity, which was first permitted in the U.S. market in the 1980s enabled the emergence of new international long distance providers that rely at least in part on capacity acquired on a wholesale basis from other long distance providers. International long distance calls may be routed through a facilities-based carrier with excess capacity, or through multiple long distance resellers between the originating long distance provider and the facilities-based carrier that ultimately terminates the traffic. Resale arrangements set per minute prices for different routes, which may be guaranteed for a set time period or subject to fluctuation following notice. The resale market for international capacity is constantly changing, as new long distance resellers emerge and existing providers respond to fluctuating costs and competitive pressures. In order to be able to effectively manage costs when utilizing resale arrangements, long distance providers need timely access to changing market data and must quickly react to changes in costs through pricing adjustments or routing decisions.

    ALTERNATIVE TERMINATION ARRANGEMENTS. As the international telecommunications market has become deregulated, service providers have developed alternative arrangements to reduce their termination costs by, for example, routing traffic via third countries to obtain lower settlement rates or using international private line facilities to bypass the settlement rates applicable to traffic routed over the public switched telephone network ("PSTN"). These arrangements include International Simple Resale ("ISR"), traffic refiling and the acquisition of transmission and switching facilities in foreign countries so as to self-correspond. Refiling of traffic takes advantage of disparities in settlement rates between different countries. An originating operator typically refiles traffic by sending it first to a third country that enjoys lower settlement rates with the destination country where upon it is forwarded or refiled to the destination country thereby resulting in a lower overall termination cost. The difference between transit and refiling is that, with respect to transit, the operator in the destination country typically has a direct relationship with the originating operator and is aware of the arrangement, while with refiling, the operator in the destination country typically is not aware that it is terminating refiled traffic originated in another country. With ISR, a long distance provider completely bypasses the settlement system by connecting an international private line ("IPL") to the PSTN on one or both ends. While ISR currently is only sanctioned by U.S. and other regulatory authorities on some routes, ISR services are increasing and are expected to expand significantly as deregulation of the international telecommunications market continues. In addition, new market access agreements, such as the World Trade Organization ("WTO") Basic Telecommunications Agreement (the "WTO Agreement"), have made it possible for many international service providers to establish their own transmission and switching facilities in certain foreign countries, enabling them to self-correspond and directly terminate traffic. See "--Government Regulation."

    The highly competitive and rapidly changing international telecommunications market has created a significant opportunity for carriers that can offer high quality, low cost international long distance service. Deregulation, privatization, the expansion of the resale market and other trends influencing the international telecommunications market are driving decreased termination costs, a proliferation of routing options, and increased competition. Successful companies among both the emerging and established international long distance companies will need to aggregate enough traffic to lower costs of both facilities-based or resale opportunities, maintain systems which enable analysis of multiple routing options, invest in facilities and switches and remain flexible enough to locate and route traffic through the most advantageous routes.

THE STAR APPROACH

    STAR is an emerging multinational carrier focused primarily on the international long distance market. The Company offers highly reliable, low-cost switched voice services on a wholesale basis, primarily to U.S.-based long distance carriers. STAR provides international long distance service to approximately 220 foreign countries through a flexible network comprised of various foreign termination relationships, international gateway switches, leased and owned transmission facilities and resale arrangements with long distance providers. The Company has grown its revenues rapidly by capitalizing on the deregulation of international telecommunications markets, combining sophisticated information systems with flexible routing and leveraging management's industry expertise.

    STAR markets its services to large global carriers seeking lower rates and high quality overflow capacity, as well as to small and medium-sized long distance companies that do not have the critical mass to invest in their own international transmission facilities or to obtain volume discounts from the larger facilities-based carriers. During the fourth quarter of 1997, the Company provided switched international long distance services to 105 customers and currently provides these services to nine of the top forty global carriers. The Company has also recently focused on building a customer base overseas, particularly in Europe, and has opened offices in Dusseldorf, Frankfurt, Hamburg and Munich, Germany and London,

England. In addition, STAR has begun to market its international long distance services directly to certain commercial customers in the U.S. and overseas.

STRATEGY

    The Company's objective is to be a leading provider of highly reliable, low-cost switched international long distance services on a wholesale basis to U.S. and foreign-based telecommunications companies, as well as on a retail basis to commercial customers. Key elements of the Company's strategy include the following:

    EXPAND SWITCHING AND TRANSMISSION FACILITIES. The Company is continuing to pursue a flexible approach to expanding and enhancing its network facilities by investing in both switching and transmission facilities where traffic volumes justify such investments. The Company has expanded its international gateway switching facilities through the addition of a facility in Dallas and plans to put into service in 1998 switches in Atlanta, Chicago, Miami and Seattle; Dusseldorf, Frankfurt, Hamburg and Munich, Germany; Paris, France; and Tokyo, Japan. The Company's international gateway switch in London, England went into service in April 1997 and four switches in Germany are expected to be operational in the second quarter of 1998. In addition, the Company is planning to install a network of switches in selected other European and Asian cities.

    CAPITALIZE ON PROJECTED INTERNATIONAL LONG DISTANCE GROWTH. The Company believes that the international long distance market provides attractive opportunities due to its higher revenue and profit per minute, and greater projected growth rate as compared to the domestic long distance market. The Company targets international markets with high volumes of traffic, relatively high rates per minute and prospects for deregulation and privatization. The Company believes that the ongoing trend toward deregulation and privatization will create new opportunities for the Company in international markets. Although the Company has focused to date primarily on providing services for U.S.-based long distance providers, the Company also intends to expand the international long distance services it offers to foreign-based long distance providers.

    LEVERAGE TRAFFIC VOLUME TO REDUCE COSTS. The Company continues to focus on building its volume of international long distance traffic. Higher traffic volumes strengthen the Company's negotiating position with vendors, customers and potential foreign partners, which allows the Company to lower its costs of service. In addition, higher traffic volumes on particular routes allow the Company to lower its cost of services on these routes by transitioning from acquiring capacity on a variable cost per minute basis to fixed cost arrangements such as longer-term capacity agreements with major carriers, long-term leases and ownership of facilities.

    LEVERAGE INFORMATION SYSTEMS AND SWITCHING CAPABILITIES. The Company leverages its sophisticated information systems to analyze its routing alternatives, and select the most cost-effective routing from among the Company owned facilities, network of resale arrangements with other long distance providers, operating agreements and alternative termination relationships. The Company has invested significant resources in the development of software to track specific usage information by customer and revenue and cost information on specific routes on a daily basis. The Company's information systems are critical components in managing its customer and vendor relationships, routing traffic to the most cost-effective alternative, and targeting its marketing efforts.

    MAINTAIN HIGH QUALITY. The Company believes that reliability, call completion rates, voice quality, rapid set up time and a high level of customer and technical support are key factors evaluated by U.S. and foreign-based telecommunications companies and large corporate customers in selecting a carrier for their international traffic. The Company's state-of-the-art switching equipment is fully compliant with international C-7 and domestic SS-7 signaling standards. STAR strives to provide a consistently high level of customer and technical support and has technical support personnel at its switching facilities 24 hours per day, seven days per week to assist its customers and to continually monitor network operations.

    EXPAND INTO COMMERCIAL MARKET. The Company plans to expand into niche commercial markets in the U.S. and in other deregulating countries where it believes it can leverage its international network and where the customer base has a significant international calling pattern. The Company recently acquired L.D. Services, Inc. ("LDS") and intends to acquire United Digital Network, Inc. ("UDN"). The Company is using the LDS telemarketing sales force to target small commercial customers in ethnic markets to increase traffic to Mexico and Latin America. Additionally, STAR intends to use UDN's network of independent sales agents to target medium-sized commercial customers with a demand for international calling services at competitive rates. Finally, the Company plans to use its direct sales forces to target larger commercial customers, concentrating at first on potential customers in Los Angeles and New York. With respect to the offering of commercial services abroad, the Company initially intends to focus on Germany, the U.K. and selected European cities where competition for commercial customers is less mature.

    GROWTH THROUGH ACQUISITIONS. The Company actively pursues opportunities to enhance its business through strategic and synergistic acquisitions. These acquisitions may focus on entering new territories, enlarging the Company's presence in an existing territory, adding capacity or expanding into new market segments, such as the commercial market. In addition to expanding its revenue base, the Company plans to realize operating efficiencies by integrating newly-acquired operations into the Company's billing, tracking and other systems. On November 30, 1997, the Company acquired LDS, a long distance provider focusing on small commercial customers throughout the United States, for approximately 849,000 shares of Common Stock. On March 10, 1998, the Company acquired T-One Corp. ("T-One"), an international wholesale long distance provider, for 1,353,000 shares of Common Stock. On November 19, 1997, the Company entered into an agreement to acquire UDN, a commercial long distance provider. The acquisition of UDN is subject to approval by UDN's stockholders and to various regulatory approvals. Assuming the receipt of all necessary approvals, STAR expects to consummate the UDN acquisition in the second quarter of 1998 for approximately 800,000 shares of Common Stock. Each of these transactions has been, or will be, accounted for as a pooling of interests.

NETWORK

    The Company provides international long distance services to approximately 220 foreign countries through a flexible, switched-based network consisting of resale arrangements with other long distance providers, various foreign termination relationships, international gateway switches and leased and owned transmission facilities. The Company's network employs state-of-the-art digital switching and transmission technologies and is supported by comprehensive monitoring and technical support personnel. The Company's switching facilities are staffed 24 hours per day, seven days per week.

    TERMINATION ARRANGEMENTS

    The Company seeks to retain flexibility and maximize its termination opportunities by utilizing a continuously changing mix of routing alternatives, including resale arrangements, operating agreements and other advantageous termination arrangements. This diversified approach is intended to enable the Company to take advantage of the rapidly evolving international telecommunications market in order to provide low-cost international long distance service to its customers.

    STAR utilizes resale arrangements to provide it with multiple options for routing traffic through its switches to each destination country. Traffic under resale arrangements typically terminates pursuant to a third party's correspondent relationships. The Company purchased capacity from 57 vendors in 1997. A substantial portion of this capacity is obtained on a variable, per minute and short-term basis, subjecting the Company to the possibility of unanticipated price increases and service cancellations. The Company's contracts with its vendors provide that rates may fluctuate, with rate change notice periods varying from five days to one year, with certain of the Company's longer term arrangements requiring STAR to make minimum usage commitments in order to achieve additional volume discounts. As a result of deregulation and competition in the international telecommunications market, the pricing of termination services varies by carrier depending on such factors as call traffic and time of day. Since the Company does not typically enter into long-term contracts with these providers, pricing can change significantly over short periods of time. The Company's proprietary information systems enable the Company to track the pricing variations in the international telecommunications market on a daily basis, allowing the Company's management to locate and reroute traffic to the most cost-effective alternatives. See "Risk Factors--Operating Results Subject to Significant Fluctuations."

    The Company currently has operating agreements with carriers in a number of countries and is in the process of negotiating additional operating agreements for other countries. The Company has been and will continue to be selective in entering into operating agreements. The Company also has agreements with international providers of long distance services for termination of traffic that the Company routes over its network to such countries. The Company currently has such termination arrangements with several carriers in a number of countries, and STAR is in the process of expanding its coverage of such countries and entering into similar arrangements in additional countries. The FCC or foreign regulatory agencies may take the view that certain of the Company's termination arrangements do not comply with current rules and policies applicable to international settlements, such as current ISR rules. To the extent that the revenue generated under such arrangements becomes a significant portion of overall revenue, the loss of such arrangements, whether as a result of regulatory actions or otherwise, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the FCC could impose sanctions on the Company, including forfeitures, if certain of the Company's arrangements are found to be inconsistent with FCC rules. See "--Government Regulation," "Risk Factors--Risks of International Telecommunications Business," and "--Potential Adverse Effects of Government Regulation."

SWITCHES AND TRANSMISSION FACILITIES

    International long distance traffic to and from the U.S. is generally transmitted through an international gateway switching facility across undersea digital fiber optic cable or via satellite to a termination point. International gateway switches are digital computerized routing facilities that receive calls, route calls through transmission lines to their destination and record information about the source, destination and duration of calls. STAR's global network facilities include both international gateway switches and undersea digital fiber optic cable.

    The Company currently operates international gateway switches in New York, Los Angeles, Dallas and London, England. In 1998, the Company plans to put into service international gateway switches in Atlanta, Chicago, Miami and Seattle; Dusseldorf, Frankfurt, Hamburg and Munich, Germany; Paris, France; and Tokyo, Japan. The Company considers any of its switches to be international gateway switches if the Company can route international calls across such switch.

    STAR's switching facilities are linked to a proprietary reporting system, which the Company believes provides it with a competitive advantage by permitting management on a real-time basis to determine the most cost-effective termination alternatives, monitor customer usage and manage gross margins by route. The Company has installed multiple redundancies into its switching facilities to decrease the risk of a network failure. For example, the Company employs both battery and generator power back-up and has installed hardware that automatically shifts the system to auxiliary power during a power outage, rather than relying on manual override. STAR is in the process of adding a network control center in its Los Angeles facility, which is expected to be completed in 1998.

    The Company currently holds ownership positions in a number of digital undersea fiber optic cables, and has recently added capacity on the TPC-5 undersea fiber optic cable system and has entered into commitments to acquire transmission capacity on three additional undersea fiber optic cable systems, Gemini, AC-1 and China-US. The Company plans to increase its investment in direct and IRU ownership of cable in situations where the Company enters into operating agreements and in other situations in which it determines that such an investment would enhance operating efficiency or reduce transmission costs.

    Through its acquisitions of T-One and UDN, STAR has acquired, or will acquire, additional switching and transmission facilities. By acquiring T-One, the Company has added a switch located in the same building as the Company's New York international gateway switch and has added a number of operating agreements to countries in Africa and the Middle East, among other locations. In addition, T-One owns capacity on certain cable and satellite systems. Upon consummation of the acquisition of UDN, the Company will acquire a switch located in the same building as the Company's Dallas switch. The Company plans to integrate these facilities into its existing network.

SALES AND MARKETING

    The Company markets its services on a wholesale basis to other telecommunications companies through its experienced direct sales force and marketing/account management team who leverage the long-term industry relationships of the Company's senior management. The Company reaches its customers primarily through domestic and international trade shows and through relationships gained from years of experience in the telecommunications industry. The Company had 20 direct sales and marketing employees and over 145 telemarketing representatives as of March 1, 1998.

    In the wholesale market, the Company's sales and marketing employees utilize the extensive, customer specific usage reports and network utilization data generated by the Company's sophisticated information systems to effectively negotiate agreements with customers and prospective customers and to rapidly respond to changing market conditions. The Company believes that it has been able to compete more effectively as a result of the personalized service and ongoing senior management-level attention that is given to each customer.

    In connection with the Company's expansion into the commercial market, the Company expects to target small commercial customers through LDS' existing telemarketing operation, deliver services to medium-sized commercial customers through UDN's network of independent sales agents and utilize a direct sales force to approach larger commercial accounts. Establishment of a sales force capable of effectively expanding the Company's services into the commercial market can be expected to require substantial efforts and management and financial resources and may increase the Company's operating costs. See "Risk Factors--Risks Associated with Growth of Telecommunications Network and Customer Base."

INFORMATION AND BILLING SYSTEMS

    The Company's operations use advanced information systems including call data collection and call data storage linked to a proprietary reporting system. The Company also maintains redundant billing systems for rapid and accurate customer billing. STAR's switching facilities are linked to a proprietary reporting system, which the Company believes provides it with a competitive advantage by permitting management on a real-time basis to determine the most cost-effective termination alternatives, monitor customer usage and manage gross margins by route. The Company's systems also enable it to ensure accurate and timely billing and to reduce routing errors. As the Company's systems were designed for the wholesale marketplace, the Company is currently in the process of modifying its systems in anticipation of its entrance into the commercial marketplace.

    The Company's proprietary reporting software compiles call, price and cost data into a variety of reports which the Company can use to re-program its routes on a real-time basis. The Company's reporting software can generate the following reports as needed:

    - customer usage, detailing usage by country and by time period within country, in order to track sales and rapidly respond to any loss of traffic from a particular customer;

    - country usage, subtotaled by vendor or customer, which assists the Company with route and network planning;

    - vendor rates, through an audit report that allows management to determine at a glance which vendors have the lowest rates for a particular country in a particular time period;

    - vendor usage by minute, enabling the Company to verify and audit vendor bills;

    - dollarized vendor usage to calculate the monetary value of minutes passed to the Company's vendors, which assists with calculating operating margin when used in connection with the customer reports;

    - loss reports used to rapidly highlight routing alternatives that are operating at a loss as well as identifying routes experiencing substantial overflow; and

    - LATA (Domestic Call Area) reporting by originating and terminating LATA, allowing for accurate Local Exchange charge audits, and protecting from Local Exchange overcharging.

    STAR has built multiple redundancies into its billing and call data collections systems. Nine call collector computers receive call information in real-time, immediately duplicating data, sending one copy to billing, while the other copy is used for customer service internally and for traffic analysis. STAR maintains two independent and redundant billing systems in order to both verify billing internally and to ensure that bills are sent out on a timely basis. All of the call data, and resulting billing data, are continuously backed up on tape drives and redundant storage devices, and are regularly transported to an off-site safe location.

COMPETITION

    The international telecommunications industry is intensely competitive and subject to rapid change. The Company's competitors in the international wholesale switched long distance market include large, facilities-based multinational corporations and PTTs, smaller facilities-based providers in the U.S. and overseas that have emerged as a result of deregulation, switched-based resellers of international long distance services and international joint ventures and alliances among such companies. International wholesale switched long distance providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. The Company also competes abroad with a number of dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries. See "Risk Factors--Significant Competition." Additionally, the telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive new product and service offerings, such as the utilization of the Internet for international voice and data communications. The Company is unable to predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services. The Company believes that it competes favorably on the basis of price, transmission quality and customer service. The number of the Company's competitors is likely to increase as a result of the new competitive opportunities created by the WTO Agreement. Further, under the terms of the WTO Agreement, the United States and the other 68 countries participating in the Agreement have committed to open their telecommunications markets to competition, and foreign ownership and adopt measures to protect against anticompetitive behavior, effective starting on January 1, 1998. As a result, the Company believes that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect the Company's gross margins if the Company is not able to reduce its costs commensurate with such price reductions.

    COMPETITION FROM DOMESTIC AND INTERNATIONAL COMPANIES AND ALLIANCES. A majority of the U.S.-based international telecommunications services revenue is currently generated by AT&T, MCI and Sprint. The Company also competes with WorldCom, Inc. ("WorldCom"), Pacific Gateway Exchange, Inc. and other U.S.-based and foreign long distance providers, including the Regional Bell Operating Companies ("RBOCs"), which presently have FCC authority to resell and terminate international telecommunication services. Many of these companies have considerably greater financial and other resources and more extensive domestic and international communications networks than the Company. The Company's business would be materially adversely affected to the extent that a significant number of such customers limit or cease doing business with the Company for competitive or other reasons. Consolidation in the telecommunications industry could not only create even larger competitors with greater financial and other resources, but could also adversely affect the Company by reducing the number of potential customers for the Company's services.

    EXPANSION INTO COMMERCIAL MARKET. With the acquisition of LDS, STAR began providing long distance service to the commercial market, a market that is subject to intense competition from a number of well capitalized companies. The commercial market is also characterized by the lack of customer loyalty, with commercial customers regularly changing service providers. There can be no assurance that STAR will be able to compete successfully in the commercial market.

GOVERNMENT REGULATION

    The Company's U.S. interstate and international telecommunications service offerings generally are subject to the regulatory jurisdiction of the FCC. Certain telecommunication services offered by the Company in the U.S. may also be subject to the jurisdiction of state regulatory authorities, commonly known as public utility commissions ("PUCs"). The Company's telecommunications service offerings outside the U.S. are also generally subject to regulation by national regulatory authorities. In addition, U.S. and foreign regulatory authorities may affect the Company's international service offerings as a result of the termination or transit arrangements associated therewith. U.S. or foreign regulatory authorities may take actions or adopt regulatory requirements which could adversely affect the Company. See "Risk Factors--Potential Adverse Effect of Government Regulation."

U.S. REGULATION

    The Company's business is subject to various U.S. and foreign laws, regulations, agency actions and court decisions. The Company's U.S. international telecommunications service offerings are subject to regulation by the FCC. The FCC requires international carriers to obtain certificates of public convenience and necessity prior to acquiring international facilities by purchase or lease, or providing international service to the public. Prior FCC approval is also required to transfer control of a certificated carrier. The Company is also subject to FCC policies and rules that regulate the manner in which international telecommunication services may be provided, including, for instance, the circumstances under which a carrier may provide international switched services using IPL facilities and under which it may route traffic through third countries to or from its final destination.

    The Communications Act and the FCC's rules and policies also impose certain other obligations on carriers providing international telecommunication services. These include the obligation to file at the FCC and to maintain tariffs containing the rates, terms and conditions applicable to their services; to file certain reports regarding international traffic and facilities; to file certain contracts with correspondent carriers; to disclose affiliations with foreign carriers and significant foreign ownership interests; to pay certain regulatory fees based, among other things, upon the carrier's revenues and ownership of international transmission capacity.

    INTERNATIONAL SERVICES. FCC rules require the Company to obtain prior FCC authorization to acquire and operate international communication circuits in satellites and undersea fiber optic cables; similar FCC authority is required for the Company to resell such capacity. The Company holds both facilities-based and resale international authorizations, including a "global" authorization that provides broad authority to offer switched and private line international services. The Company has filed tariffs for international services with the FCC.

    FCC INTERNATIONAL PRIVATE LINE RESALE POLICY. The FCC's IPL resale policy limits the conditions under which a carrier may connect IPLs to the PSTN at one or both ends to provide switched services, commonly known as ISR. A carrier generally may only offer ISR services to a foreign country if the FCC has found
(a) the country is a member of the WTO and at least 50% of the U.S. billed and settled traffic to that country is settled at or below the benchmark settlement rate adopted by the FCC in IB Docket No. 96-261; or (b) the country is not a WTO member, but it offers U.S. carriers equivalent opportunities to engage in ISR and at least 50% of the U.S. billed and settled traffic is settled at or below the applicable benchmark. Settled traffic refers to traffic subject to an accounting rate agreement between U.S. and foreign carriers. An accounting rate is a per minute wholesale charge negotiated by international carriers for terminating traffic in either direction. Each carrier is paid a settlement rate for terminating traffic on its own network which ordinarily is one-half of the accounting rate. The Company's FCC authority currently permit it to provide ISR service to Canada, the U.K., Sweden, New Zealand, Australia and the Netherlands. The FCC is currently reviewing U.S. carrier applications to provide ISR to Belgium, Chile, Denmark, Finland, France, Germany, Hong Kong, Norway and Luxembourg, among other routes, and upon grant of any such ISR application to a given country, the FCC's rules also would permit the Company to provide ISR service to that country. Certain of the Company's termination arrangements with foreign operators involve IPL arrangements which may be inconsistent with the foregoing FCC IPL resale policy and the Company's existing ISR authorization. If the FCC were to determine, by its own actions or in response to the filing of a third party that any of the Company's IPL arrangements violate its ISR policy or the Company's ISR authorization, the FCC could order the Company to terminate any non-conforming arrangements. In addition, the Company could be subject to a monetary forfeiture and to other penalties, including the revocation of the Company's FCC authorizations to operate as an international carrier. Any such FCC action could have a material adverse effect upon the Company's business, operating results and financial condition.

    FCC INTERNATIONAL SETTLEMENTS POLICY. The FCC's International Settlement Policy ("ISP") places limits on the arrangements which U.S. international carriers may enter into with foreign carriers for exchanging public switched telecommunications traffic, which the FCC terms International Message Telephone Service ("IMTS"). The policy does not apply to ISR services. The ISP is primarily intended to deter dominant foreign carriers from discriminating amongst competing U.S. carriers by, for example, favoring the foreign carrier's U.S. affiliate. Absent FCC consent, the ISP requires that U.S. carriers receive an equal share of the accounting rate (i.e., that settlement rates be equivalent) and receive inbound traffic in proportion to the volume of U.S. outbound traffic which they generate. The ISP also prohibits a U.S. carrier from offering or accepting a "special concession" from a foreign carrier where the foreign carrier possess sufficient market power on the foreign end of the route to affect competition adversely in the U.S. market. A "special concession" is defined by the FCC as an exclusive arrangement involving services, facilities or functions on the foreign end of a U.S. international route which are necessary for providing basic telecommunications which are not offered to similarly situated U.S. carriers. U.S. international carriers wishing to establish settlement arrangements for IMTS which do not comply with the ISP must obtain a waiver of the FCC's rules or a declaratory ruling from the FCC that the non-standard arrangement is in the public interest. FCC policy provides that a request by a U.S. international carrier to establish a non-standard settlement arrangement with a foreign carrier in a WTO member country is presumptively in the public interest, and that said presumption generally may be overcome only by a demonstration that the foreign carrier is not subject to competition in its home market from more than one facilities-based international carrier. Notwithstanding the FCC's ISP waiver and flexibility policies, it is possible that the FCC could find that certain of the Company's arrangements with foreign operators were or are inconsistent with the ISP and that the Company has not requested prior FCC authority therefore. If the FCC were to determine by its own actions or in response to the filing of a third party that the Company has violated the ISP, the FCC could order the Company to terminate any non-conforming arrangement. In addition, the Company could be subject to a monetary forfeiture and to other penalties, including revocation of the Company's FCC authorizations to operate as an international carrier. Any such FCC action could have a material adverse effect upon the Company's business, operating results and financial condition.

    The FCC's policies also require U.S. international carriers providing IMTS to negotiate and adopt settlement rates with foreign correspondents for IMTS which are at or below certain benchmark rates beginning January 1, 1999. U.S. international carriers must establish IMTS settlement rates at or below the benchmark rate with any foreign affiliate beginning April 1, 1998. The Company expects that any IMTS operating agreement which it has or may have with a foreign affiliate will satisfy the foregoing benchmarks requirement.

    The Company currently has IMTS operating agreements with certain foreign correspondents which provide for settlement rates above the FCC's prescribed benchmarks. The Company will negotiate in good faith to establish IMTS settlement rates with its foreign correspondents which satisfy the FCC's benchmarks but there can be no assurance that such negotiations will succeed. The FCC's order adopting the foregoing settlement benchmarks and the timetable therefor is currently being reconsidered by the FCC. Several foreign telecommunications carriers also have petitioned the U.S. Court of Appeals to vacate the FCC's benchmarks order because, among other things, the FCC lacks the jurisdiction to prescribe the settlement rates which foreign carriers may collect from U.S. carriers. However, subject to FCC reconsideration and action by the Court of Appeals, if the Company is unable to negotiate benchmark settlement rates with certain foreign correspondents, the FCC may intervene on its own action or in response to a filing by a third party. The Company is unable to predict the form which such intervention may take but it could disrupt the Company's arrangement for transmitting traffic to certain countries require the Company to suspend direct service to certain countries or require the Company to make alternative termination arrangements with certain countries, all of which could have a material adverse effect on the Company's business, operating results and financial condition.

    FCC POLICIES ON TRANSIT AND REFILE. International switched telecommunication traffic is frequently routed indirectly via one or more third countries to its final destination. When such arrangements are mutually agreed, they are commonly based on a transit agreement under which settlement payments are made to all parties. In other cases, traffic may be sent to a third country and then forwarded or refiled for delivery to its final destination without the knowledge or consent of the destination carrier. The Company uses both transit and refile arrangements to terminate its international traffic. The FCC routinely approves transit arrangements by U.S. international carriers. The FCC's rules also expressly permit carriers to use ISR facilities to route traffic via a third country for refile through the public switched network. However, the extent to which U.S. carriers may enter into refile arrangements, consistent with the ISP, is currently under review by the FCC. In 1997, the FCC stated that above-cost accounting rates had led an increasing amount of international traffic to migrate to least cost routes through the use of practices such as hubbing, refile and reorigination. The FCC stated that such practices are an economically rational response to inflated settlement rates. Notwithstanding the FCC's past rules, policies and statements regarding the scope of permissible transit and refile arrangements, the FCC could find by its own actions or in response to the filing of a third party, that certain of the Company's transit or refile arrangements violate the ISP or other FCC policies. In that event, the FCC could order the Company to terminate any non-conforming transit or refile arrangements. In addition, the Company could be subject to a monetary forfeiture and to other penalties, including revocation of the Company's FCC authorizations to operate as an international carrier. Any such FCC action could have a material adverse effect on the Company's business, operating results and financial condition.

    REPORTING REQUIREMENTS. International telecommunication carriers also are required by the FCC's rules timely to file certain reports regarding international traffic and revenues, the ownership and use of international facilities and their affiliates with foreign carriers. The FCC considers a U.S. carrier to be affiliated with a foreign carrier if it has a 25% interest in the capital stock of the carrier or it controls the foreign carrier or is under common ownership or control. The FCC requires these reports so that, among other things, it may monitor the development of industry competition and the potential for a dominant foreign carrier to discriminate amongst U.S. carriers. The Company generally has filed said traffic, facilities and foreign affiliation reports. The FCC's rules require international telecommunication carriers to file at the FCC copies of their contracts with other carriers, including operating agreements, within 30 days of execution. The Company has filed copies of its operating agreements with the FCC. Competitive U.S. international carriers do not routinely file other carrier-to-carrier contracts with the FCC and, consistent with industry practice, the Company has not filed certain other carrier contracts. Notwithstanding the foregoing FCC filings by the Company, the FCC by its own action or in response to the filing of a third party could determine that the Company has failed to meet certain of the foregoing filing and reporting requirements or that certain Company filings are deficient. In that event, the Company could be directed to remedy any asserted non-compliance; the Company could also be subject to a monetary forfeiture and to other penalties, and, although the Company believes that it would be largely unprecedented in such circumstances, and hence unlikely, the FCC could revoke the Company's authorizations to operate as an international carrier. Any such FCC action could have a material adverse affect on the Company's business, results and financial condition.

    REGULATORY FEES. The Communications Act and FCC rules and policies impose certain fees upon carriers providing interstate and international telecommunication services. These fees are levied, among other things, to defray the FCC's operating expenses, to underwrite universal telecommunication service (e.g., by subsidizing certain services used by schools and libraries, such as Internet access, and by other telecommunications users in areas of the U.S. where service costs are significantly above average), to fund the Telecommunications Relay Service ("TRS"), which provides special options for hearing-impaired users, and to support the administration of telephone numbering plans.

    Carriers that provide domestic interstate services must pay an annual regulatory fee based on their interstate revenues; the fee is currently 0.12% of revenue. The bulk of the Company's revenue, which is derived from international services, is not subject to this fee. Carriers that provide domestic interstate services to end users must pay a universal telecommunications service fee each month based upon the total estimated demand for U.S. universal service funding. If applicable, each carrier's share is approximately four percent of the carrier's annual end user revenues. The Company generally offers its services only to other carriers which in turn provide services to end-users. Such carrier-to-carrier revenues are not subject to universal service fees, and thus the Company generally is not liable to pay universal service fees. Carriers that only offer international service (i.e., service between the United States and a foreign country or service between two foreign carriers) also are not subject to the universal service fee. However, if an international carrier has an affiliate that provides domestic interstate services, then the carrier's international revenues are subject to said fee. Until its acquisition of LDS, the Company did not offer domestic interstate services. As a result of the operations of LDS, any revenue the Company receives from end users for international services may be subject to universal service fees. U.S. interstate and international carriers must pay a percentage of their total revenue each year to support the North American Numbering Plan Administrator. For the 1998 filing year, the contribution rate is less than .003 percent of net telecommunications revenue. U.S. carriers must pay a certain percentage of their domestic interstate revenues to support the TRS Fund. For the 1998 filing year, the contribution rate is less than .04 percent of gross domestic interstate revenue. The Company has routinely paid the foregoing regulatory fees and, with regard to the annual regulatory fees owed by interstate carriers, the Company is currently owed approximately $20,000 by the FCC due to the inadvertent overpayment of said fee for a prior year. The foregoing regulatory fees typically change annually. The Company cannot predict the future regulatory fees for which it may be liable. Said fees could rise significantly for the Company and amount to four percent or more of the

Company's gross international and interstate revenues if the Company is no longer exempt from paying universal service fees as a result of an affiliate's provision of domestic interstate services, or because the Company provides service directly to end users, or because amendments to the Communications Act repeal the universal service fee exemption for carriers which only offer international service or services provided to connecting carriers. Because the international telecommunication services business is highly competitive, an increase in the regulatory fees which the Company must pay could impair its market position and have a material adverse effect on the Company's business, operating results and financial condition.

    RECENT AND POTENTIAL FCC ACTIONS. Recent FCC rulemaking orders and other actions have lowered the entry barriers for new facilities-based and resale international carriers by streamlining the processing of new applications and granting non-dominant carriers greater flexibility in establishing non-standard settlement arrangements with non-dominant foreign carriers, including the non-dominant U.S. affiliates of such carriers. In addition, the FCC's rules implementing the WTO Agreement presume that competition will be advanced by the U.S. entry of facilities-based and resale carriers from WTO member countries, thus further increasing the number of potential competitors in the U.S. market and the number of carriers which may also offer end-to-end services. The FCC is reviewing the proposed merger of WorldCom and MCI, and is expected soon to review the proposed merger of LCI International, Inc. and Qwest Communications International Inc. FCC approval and consummation of these mergers would increase concentration in the international telecommunications service industry and the potential market power of the Company's competitors. The FCC also recently has sought to reduce the foreign termination costs of U.S. international carriers by prescribing maximum or benchmark settlement rates which foreign carriers may charge U.S. carriers for terminating switched telecommunications traffic and, if the FCC's benchmarks order survives judicial review, the FCC's action may reduce the Company's settlement costs, although the costs of other U.S. international carriers also may be reduced in a similar fashion. The FCC has not stated how it will enforce the new settlement benchmarks if U.S. carriers are unsuccessful in negotiating settlement rates at or below the prescribed benchmarks, but any future FCC intervention could disrupt the Company's transmission arrangements to certain countries or require the Company to modify its existing arrangements; other U.S. international carriers might be similarly affected. The 1996 amendment to the Communications Act permits the FCC to forbear enforcement of the tariff provisions in the Act, which apply to all interstate and international carriers, and the U.S. Court of Appeals is currently reviewing an FCC order directing all domestic interstate carriers to detariff their offerings. Subject to the Court's decision, the FCC may forbear its current tariff rules for U.S. international carriers, such as the Company, or order such carriers to detariff their services. In that event, the Company would have greater flexibility in pricing its service offerings and to compete, although any such FCC action likely would grant other non-dominant international carriers equivalent freedom. The FCC routinely reviews the contribution rate for various levels of regulatory fees, including the rate for fees levied to support universal service, which fees may be increased in the future for various reasons, including the need to support the universal service programs mandated by the Communications Act, the total costs for which are still under review by the FCC. The FCC also is reviewing the extent to which international carriers may refile traffic using international private line facilities or otherwise. Future FCC actions regarding refile could affect the Company by, for example, requiring it to discontinue certain termination arrangements which it now has or to implement alternative routing arrangements for certain countries; on the other hand, the FCC may further liberalize its existing rules and policies regarding refile in which case the Company is likely to be well positioned to expand certain refile operations even though new opportunities may become available to its competitors. The Company can not predict the net effect of these or other possible future FCC actions on its business, operating results and financial condition, although the net effect could be material.

STATE REGULATION

    STATE. The intrastate long distance telecommunications operations of STAR and its subsidiaries are subject to various state laws and regulations, including prior certification, notification, registration and/or tariff requirements. In certain states, prior regulatory approval is required for changes in control of telecommunications services. The vast majority of states require STAR and its subsidiaries to apply for certification to provide intrastate telecommunications services, or at a minimum to register or to be found to be exempt from regulation, prior to commencing sale of intrastate services. Additionally, the vast majority of states require STAR or its subsidiaries to file and maintain detailed tariffs setting forth rates charged by STAR to its end-users for intrastate services. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certificated carriers and assignments of carrier assets, including customer bases, carrier stock offerings, and incurrence by carriers of significant debt. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state laws and/or rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including, for example, the return of all monies received for intrastate traffic from residents of a state in which a violation has occurred may be imposed.

    STAR, along with its regulated subsidiaries, believes it has made the filings and taken the actions it believes are necessary to provide the intrastate services it currently provides to end users throughout the U.S. STAR and/or its subsidiaries are qualified to do business as foreign corporations, and have received certification to provide intrastate telecommunications services in all states where certification is required, and have received approval for changes of control where such approvals are necessary. The Company and its subsidiaries are required to make periodic filings in order to maintain certificated status and remain qualified as foreign corporations.

    In early 1997, the FCC instituted significant changes to the current incumbent local exchange carrier access charge structure. These changes were meant, in part, to bring access charges closer to their actual costs. While there has been a general trend towards access charge reductions, new primary interexchange carrier charges (PICCs) were authorized by the FCC to be imposed on interexchange carriers serving presubscribed access charges closer to their actual costs. PICCs are a flat-rated, per presubscribed line, per month access charge imposed upon all facilities-based carriers (although they may be passed through to resellers). Facilities-based carriers were assessed interstate PICCs effective January 1, 1998. Intrastate PICCs have also been adopted in the five state Ameritech region (Michigan, Wisconsin, Illinois, Indiana, and Ohio), and may be adopted elsewhere. At the same time, the Company may pursue underlying carriers for pass throughs of any access charge reductions they may realize from incumbent local exchange carriers.

    ACTIONS AGAINST LDS. In 1997, prior to the Company's acquisition of LDS, LDS settled disputes with the California Public Utilities Commission (the "California PUC") and with the District Attorney of Monterey, California regarding LDS' alleged unauthorized switching of long distance customers (the "Settlements"). As part of the Settlements, LDS was subject to fines and restrictions on its business operations in California. In addition, the FCC has received numerous informal complaints against LDS regarding the alleged unauthorized switching of long distance customers, which complaints currently remain under review.

    Following the Company's acquisition of LDS and in order to comply with the Settlements, STAR has imposed strict restrictions on certain former LDS employees, restricting these employees with respect to California intrastate telecommunications operations. Additionally, the Company has taken a number of steps to reduce the risk of a repeat occurrence regarding the alleged unauthorized switching of commercial customers in California. There can, however, be no assurance that LDS or STAR will not be subject to further regulatory review by the California PUC or the FCC.

FOREIGN REGULATION

    UNITED KINGDOM. In the U.K., telecommunications services offered by the Company and through its affiliate, STAR Europe Ltd., ("STAR Europe") are subject to regulation by various U.K. regulatory agencies. The U.K. generally permits competition in all sectors of the telecommunications market, subject to licensing requirements and license conditions. The Company has been granted a license to provide international services on a resale basis and STAR Europe has been granted a license to provide international services over its own facilities, which licenses are subject to a number of restrictions. Implementation of these licenses have permitted the Company to engage in cost-effective routing of traffic between the U.S. and the U.K. and beyond.

    GERMANY. In Germany, telecommunications services offered by the Company through its affiliate, STAR Telecommunications Deutschland GmbH ("STAR Germany"), are subject to regulation by the Regulierungsbehorde fur Telekommunikation und Post (which is under the jurisdiction of the Ministry of Economy). Germany permits the competitive provision of international facilities-based and resale services. STAR Germany was granted a license for the provision of voice telephony on the basis of self-operated telecommunications networks on December 4, 1997. Under this license, STAR Germany is presently installing telecommunications switching facilities in Dusseldorf, Frankfurt, Hamburg and Munich and is leasing connection transmission facilities between these switches and additional facilities. The network of STAR Germany will be used primarily for routing international telecommunications traffic between the U.S., the U.K., Germany and beyond. There can be no assurance that future changes in regulation of the services provided by STAR Germany will not have a material adverse effect on the Company's business, operating results and financial condition.

    OTHER COUNTRIES. The Company plans to initiate a variety of services in certain European countries including France and Belgium. These services will include value-added services to closed user groups and other voice services as regulatory liberalization in those countries permits. These and other countries have announced plans or adopted laws to permit varying levels of competition in the telecommunications market. Under the terms of the WTO Agreement, each of the signatories has committed to opening its telecommunications market to competition, foreign ownership and to adopt measures to protect against anticompetitive behavior, effective starting on January 1, 1998. Although the Company plans to obtain authority to provide service under current and future laws of those countries, or, where permitted, provide service without government authorization, there can be no assurance that foreign laws will be adopted and implemented providing the Company with effective practical opportunities to compete in these countries. Moreover, there can be no assurance of the nature and pace of liberalization in any of these markets. The Company's inability to take advantage of such liberalization could have a material adverse affect on the Company's ability to expand its services as planned.

EMPLOYEES

    As of March 1, 1998, the Company employed 454 full-time employees. The Company is not subject to any collective bargaining agreement and it believes that its relationships with its employees are good.

RISK FACTORS

    IN EVALUATING THE COMPANY, ITS BUSINESS, OPERATIONS AND FINANCIAL POSITION, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS FORM 10-K. THE FOLLOWING FACTORS, AMONG OTHERS, COULD AFFECT THE COMPANY'S ACTUAL FUTURE OPERATING RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER FROM THE RESULTS DISCUSSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY.

OPERATING RESULTS SUBJECT TO SIGNIFICANT FLUCTUATIONS

    The Company's quarterly operating results are difficult to forecast with any degree of accuracy because a number of factors subject these results to significant fluctuations. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

    FACTORS INFLUENCING OPERATING RESULTS, INCLUDING REVENUES, COSTS AND MARGINS. The Company's revenues, costs and expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors. The Company's revenues in any given period can vary due to factors such as call volume fluctuations, particularly in regions with relatively high per-minute rates; the addition or loss of major customers, whether through competition, merger, consolidation or otherwise; the loss of economically beneficial routing options for the termination of the Company's traffic; financial difficulties of major customers; pricing pressure resulting from increased competition; and technical difficulties with or failures of portions of the Company's network that impact the Company's ability to provide service to or bill its customers. The Company's cost of services and operating expenses in any given period can vary due to factors such as fluctuations in rates charged by carriers to terminate the Company's traffic; increases in bad debt expense and reserves; the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities; changes in the Company's sales incentive plans; and costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel. In addition, the Company's operating results can vary due to factors such as changes in routing due to variations in the quality of vendor transmission capability; loss of favorable routing options; the amount of, and the accounting policy for, return traffic under operating agreements; actions by domestic or foreign regulatory entities; the level, timing and pace of the Company's expansion in international and commercial markets; and general domestic and international economic and political conditions. Further, a substantial portion of transmission capacity used by the Company is obtained on a variable, per minute and short term basis, subjecting the Company to the possibility of unanticipated price increases and service cancellations. Since the Company does not generally have long term arrangements for the purchase or resale of long distance services, and since rates fluctuate significantly over short periods of time, the Company's gross margins are subject to significant fluctuations over short periods of time. The Company's gross margins also may be negatively impacted in the longer term by competitive pricing pressures.

    EXAMPLES OF FACTORS AFFECTING OPERATING RESULTS. The Company has in the past encountered significant difficulties in the collection of accounts receivable from certain of its customers. For example, in the fourth quarter of 1996 and the first quarter of 1997, Hi-Rim Communications, Inc. ("Hi-Rim"), formerly one of the Company's major customers and Cherry Communications, Inc. ("CCI"), the Company's largest customer in 1996 experienced financial difficulties and were unable to pay in full, on a timely basis, outstanding accounts receivable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In early 1997, the Company implemented more stringent credit policies and monitoring systems. There can be no assurance, however, that if the Company experiences similar difficulties in the collection of future accounts receivable from its customers, the Company's financial condition and results of operations would not be materially adversely affected.

ABILITY TO CONTINUE AND MANAGE GROWTH; COMMERCIAL MARKET

    The Company has increased revenues from $46.3 million in 1995 to $376.2 million in 1997, with revenues increasing in each of the last ten quarters. Such growth should not be considered indicative of future revenue growth or operating results. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's operating expenses varies with its revenues. This effect is likely to increase as a greater percentage of the Company's cost of services are associated with owned and leased facilities. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    As part of the Company's significant revenue growth, it has expanded, and plans to continue to expand, the number of its employees and the geographic scope of its operations. Additionally, an important component of the Company's strategy is to grow and expand through acquisition. These factors have resulted, and will continue to result, in increased responsibilities for management personnel and have placed, and will continue to place, increased demands upon the Company's operating and financial systems, which may lead to unanticipated costs and divert management's attention from day-to-day operations. The Company may also be required to attract, train and retain additional highly qualified management, technical, sales and marketing and customer support personnel. The process of locating such personnel with the combination of skills and attributes required to implement the Company's strategy is often lengthy. The inability to attract and retain additional qualified personnel could materially and adversely affect the Company. The Company expects that its expansion into foreign countries will lead to increased financial and administrative demands, such as increased operational complexity associated with expanded network facilities, administrative burdens associated with managing an increasing number of foreign subsidiaries and relationships with foreign partners and expanded treasury functions to manage foreign currency risks. The Company's accounting systems and policies have been developed as the Company has experienced significant growth. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations.
See "--Dependence on Key Personnel," "Business--Employees" and "Directors and Executive Officers of the Registrant."

    With the acquisition of LDS, STAR began providing service to the commercial market, which is more labor intensive than the wholesale market, and as a result has higher overhead costs. The Company also may be required to update and improve its billing systems and procedures and/or hire new management personnel to handle the demands of the commercial market. There can be no assurance that the Company will be able to effectively manage the costs of and risks associated with its expansion into the commercial market.

RISKS INHERENT IN ACQUISITION STRATEGY

    An important component to the Company's strategy is to grow and expand through acquisitions. This growth strategy is dependent on the continued availability of suitable acquisition candidates and subjects the Company to a number of risks. The Company has recently completed two acquisitions, LDS on November 30, 1997, and T-One on March 10, 1998. Additionally, on November 19, 1997, the Company entered into an agreement to acquire UDN. The acquisition of UDN is subject to approval of UDN's stockholders and to various regulatory approvals, and the Company may not complete this acquisition. These acquisitions have placed significant demands on the Company's financial and management resources, as the process for integrating acquired operations presents a significant challenge to the Company's management and may lead to unanticipated costs or a diversion of management's attention from day-to-day operations. There can be no assurance that the Company will be able to successfully integrate these acquisitions or any other acquisitions made by the Company in the future into Company operations. Integrating acquisitions may require integration of financial and call routing systems, network and other physical facilities and personnel. Difficulties in integrating these and other acquisitions can cause system degradation, added costs and loss of personnel or customers. Additionally, the Company may incur unknown liabilities despite management's efforts to investigate the operations of the acquired business. The impact of these risks, and other risks arising as a result of STAR's acquisition strategy, could adversely affect the Company's operating results.

RISKS ASSOCIATED WITH GROWTH OF TELECOMMUNICATIONS NETWORK AND CUSTOMER BASE

    Historically, the Company has relied primarily on leased transmission capacity for the delivery of its telecommunications services. The Company's telecommunications expenses have in the past primarily been variable, based upon minutes of use, consisting largely of payments to other long distance carriers, customer/carrier interconnect charges, leased fiber circuit charges and switch facility costs. During 1997, however, the Company made considerable capital expenditures in order to expand its network, and intends to continue to do so in the future. See "Business--Network." Although the Company's strategy is to seek to establish significant traffic volumes prior to investing in fixed-cost facilities, the development of such facilities entails significant costs and prior planning, which are based in part on the Company's expectations concerning future revenue growth and market developments. As the Company expands its network and the volume of its network traffic, its cost of revenues will increasingly consist of fixed costs arising from the ownership and maintenance of its switches and undersea fiber optic cables. While the Company believes that in the long-term these investments will allow it to reduce its cost of service and to enhance its service offerings, in the short-term, costs increases and a decrease in the Company's operating margins may occur. If the Company's traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of its network, the Company's costs as a percentage of revenues could increase significantly, which could have a material adverse effect on the Company's business, financial condition or results of operations.

    In addition, the Company's business depends in part on its ability to obtain transmission facilities on a cost-effective basis. Because undersea fiber optic cables typically take several years to plan and construct, carriers generally make investments well in advance, based on a forecast of anticipated traffic. Therefore, the Company's operations are subject to the risk that it will not adequately anticipate the amount of traffic over its network, and may not procure sufficient cable capacity or network equipment in order to ensure the cost-effective transmission of customer traffic. Although the Company participates in the planning of undersea fiber optic transmission facilities, it does not control the construction of such facilities and must seek access to such facilities through partial ownership positions. If ownership positions are not available, the Company must seek access to such facilities through lease arrangements on negotiated terms that may vary with industry and market conditions. There can be no assurance that the Company will be able to continue to obtain sufficient transmission facilities or access to undersea fiber optic cable on economically viable terms. The failure of the Company to obtain telecommunications facilities that are sufficient to support its network traffic in a manner that ensures the reliability and quality of its telecommunications services may have a material adverse effect on its business, financial condition or results of operations.

RISKS OF INTERNATIONAL TELECOMMUNICATIONS BUSINESS

    The Company has to date generated a substantial majority of its revenues by providing international telecommunications services to its customers on a wholesale basis. The international nature of the Company's operations involves certain risks, such as changes in U.S. and foreign government regulations and telecommunications standards, dependence on foreign partners, tariffs, taxes and other trade barriers, the potential for nationalization and economic downturns and political instability in foreign countries. In addition, the Company's business could be adversely affected by a reversal in the current trend toward deregulation of telecommunications carriers. The Company will be increasingly subject to these risks to the extent that the Company proceeds with the planned expansion of its international operations.

    RISK OF DEPENDENCE ON FOREIGN PARTNERS. The Company will increasingly rely on foreign partners to terminate its traffic in foreign countries and to assist in installing transmission facilities and network switches, complying with local regulations, obtaining required licenses, and assisting with customer and vendor relationships. The Company may have limited recourse if its foreign partners do not perform under their contractual arrangements with the Company. The Company's arrangements with foreign partners may expose the Company to significant legal, regulatory or economic risks.

    RISKS ASSOCIATED WITH FOREIGN GOVERNMENT CONTROL AND HIGHLY REGULATED MARKETS. Governments of many countries exercise substantial influence over various aspects of the telecommunications market. In some cases, the government owns or controls companies that are or may become competitors of the Company or companies (such as national telephone companies) upon which the Company and its foreign partners may depend for required interconnections to local telephone networks and other services.

Accordingly, government actions in the future could have a material adverse effect on the Company's operations. In highly regulated countries in which the Company is not dealing directly with the dominant local exchange carrier, the dominant carrier may have the ability to terminate service to the Company or its foreign partner and, if this occurs, the Company may have limited or no recourse. In countries where competition is not yet fully established and the Company is dealing with an alternative operator, foreign laws may prohibit or impede new operators from offering services in these markets.

    RISKS ASSOCIATED WITH FOREIGN CURRENCY FLUCTUATIONS. The Company's revenues and cost of long distance services are sensitive to foreign currency fluctuations. The Company expects that an increasing portion of the Company's net revenue and expenses will be denominated in currencies other than U.S. dollars, and changes in exchange rates may have a significant effect on the Company's results of operations. Although the Company utilizes hedging instruments to reduce the risk of foreign currency fluctuations, the Company will not be fully protected from these risks and the instruments themselves involve a degree of risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    FOREIGN CORRUPT PRACTICES ACT. The Company is also subject to the Foreign Corrupt Practices Act ("FCPA"), which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. The Company may be exposed to liability under the FCPA as a result of past or future actions taken without the Company's knowledge by agents, strategic partners and other intermediaries. Such liability could have a material adverse effect on the Company's business, operating results and financial condition.

POTENTIAL ADVERSE EFFECTS OF GOVERNMENT REGULATION

    The Company's business is subject to various U.S. and foreign laws, regulations, agency actions and court decisions. The Company's U.S. international telecommunications service offerings are subject to regulation by the FCC. The FCC requires international carriers to obtain certificates of public convenience and necessity prior to acquiring international facilities by purchase or lease, or providing international service to the public. Prior FCC approval is also required to transfer control of a certificated carrier. The Company must file reports and contracts with the FCC and must pay regulatory fees, which are subject to change. The Company is also subject to the FCC policies and rules discussed below. The FCC could determine, by its own actions or in response to a third party's filing, that certain of the Company's services, termination arrangements, agreements with foreign carriers, transit or refile arrangements or reports did not comply with FCC policies and rules. If this occurred, the FCC could order the Company to terminate noncompliant arrangements, fine the Company or revoke the Company's authorizations. Any of these actions could have a material adverse effect on the Company's business, operating results and financial condition.

    FCC INTERNATIONAL PRIVATE LINE RESALE POLICY. The FCC's IPL resale policy limits the conditions under which a carrier may connect IPLs to the PSTN at one or both ends to provide switched services, commonly known as ISR. A carrier generally may only offer ISR services to a foreign country if the FCC has found
(a) the country is a member of the WTO and at least 50% of the U.S. billed and settled traffic to that country is settled at or below the FCC's benchmark settlement rate or (b) the country is not a WTO member, but it offers U.S. carriers equivalent opportunities to engage in ISR and at least 50% of the U.S. billed and settled traffic is settled at or below the applicable benchmark. The Company's FCC authority currently permits it to provide ISR service to Canada, the U.K., Sweden, New Zealand, Australia and the Netherlands. The FCC is currently reviewing U.S. carrier applications to provide ISR to Belgium, Chile, Denmark, Finland, France, Germany, Hong Kong, Norway and Luxembourg, among other routes. Upon grant of any such ISR application to a given country, the FCC's rules also would permit the Company to provide ISR service to that country. Certain of the Company's termination arrangements with foreign operators may be inconsistent with the FCC's IPL resale policy and the Company's existing ISR authorization.

    FCC INTERNATIONAL SETTLEMENTS POLICY. The FCC's ISP limits the arrangements which U.S. international carriers may enter into with foreign carriers for exchanging public switched telecommunications traffic, which the FCC terms International Message Telephone Service. This policy does not apply to ISR services. The ISP requires that U.S. carriers receive an equal share of the accounting rate and receive inbound traffic in proportion to the volume of U.S. outbound traffic which they generate. The ISP also prohibits a U.S. carrier and a foreign carrier which possesses sufficient market power on the foreign end of the route to affect competition adversely in the U.S. market from entering into exclusive arrangement involving services, facilities or functions on the foreign end of a U.S. international route which are necessary for providing basic telecommunications and which are not offered to similarly situated U.S. carriers. It is possible that the FCC could find that certain of the Company's arrangements with foreign operators are inconsistent with the ISP.

    FCC POLICIES ON TRANSIT AND REFILE. The Company uses both transit and refile arrangements to terminate its international traffic. The FCC routinely approves transit arrangements by U.S. international carriers. The FCC's rules also expressly permit carriers to use ISR facilities to route traffic via a third country for refile through the PSTN. The extent to which U.S. carriers may enter into refile arrangements, consistent with the ISP, is currently under review by the FCC. Certain of the Company's transit or refile arrangements may violate the ISP or other FCC policies.

    RECENT AND POTENTIAL FCC ACTIONS. Regulatory action that may be taken in the future by the FCC may intensify the competition which the Company faces, impose additional operating costs upon the Company, disrupt certain of the Company's transmission arrangements or otherwise require the Company to modify its operations. Future FCC action may also provide the Company additional competitive flexibility by, for example, eliminating or substantially reducing the tariff requirements applicable to the Company's interstate and international telecommunications services. The FCC is encouraging new market entrants by implementing the WTO Agreement and through other actions. The FCC may approve pending mergers which could produce more effective competitors in the Company's markets. The FCC may increase regulatory fees charged to the Company and its competitors by eliminating the exemption for carriers which provide only international services or through other actions, which could raise the Company's costs of service without assurance that the Company and its competitors could pass fee increases through to their customers. See "Business--Government Regulation."

    STATE. The intrastate long distance telecommunications operations of STAR and its subsidiaries are subject to various state laws and regulations, including prior certification, notification, registration and/or tariff requirements. The vast majority of states require that STAR and its subsidiaries apply for certification to provide intrastate telecommunications services. Certificates of authority can generally be conditioned, modified or revoked by state regulatory authorities for failure to comply with state laws and regulations. Fines and other penalties, including revocation of a certificate of authority, may be imposed.

    In 1997, prior to the Company's acquisition of LDS, LDS settled disputes with the California PUC and with the District Attorney of Monterey, California regarding LDS' alleged unauthorized switching of long distance customers. As part of the Settlements, LDS was subject to fines and restrictions on its business operations in California. In addition, the FCC has received numerous informal complaints against LDS regarding the alleged unauthorized switching of long distance customers, which complaints currently remain under review.

    Following the Company's acquisition of LDS and in order to comply with the Settlements, STAR has imposed strict restrictions on certain former LDS employees, restricting these employees with respect to California intrastate telecommunications operations. Additionally, the Company has taken a number of steps to reduce the risk of a repeat occurrence regarding the alleged unauthorized switching of commercial customers in California. If the Company inadvertently fails to comply with such guidelines or if such guidelines are determined to be inadequate to comply with the Settlements, the Company may be subject to penalties or revocation of its certificate of authority. See "Business--Government Regulation--Actions Against LDS."

    FOREIGN REGULATIONS. The Company is also subject to regulation in foreign countries, such as the U.K. and Germany, in connection with certain of its business activities. For example, the Company's use of transit, ISR or other routing arrangements may be affected by laws or regulations in either the transited or terminating foreign jurisdiction. Foreign countries, either independently or jointly as members of the International Telecommunications Union ("ITU"), or other supra-national organizations such as the European Union or the WTO, may have adopted or may adopt laws or regulatory requirements regarding such services for which compliance would be difficult or expensive, that could force the Company to choose less cost-effective routing alternatives and that could adversely affect the Company's business, operating results and financial condition.

    To the extent that it seeks to provide telecommunications services in other non-U.S. markets, the Company is subject to the developing laws and regulations governing the competitive provision of telecommunications services in those markets. The Company currently plans to provide a limited range of services in Mexico, Belgium and France, as permitted by regulatory conditions in those markets, and to expand its operations as these markets implement scheduled liberalization to permit competition in the full range of telecommunications services in the next several years. The nature, extent and timing of the opportunity for the Company to compete in these markets will be determined, in part, by the actions taken by the governments in these countries to implement competition and the response of incumbent carriers to these efforts. There can be no assurance that the regulatory regime in these countries will provide the Company with practical opportunities to compete in the near future, or at all, or that the Company will be able to take advantage of any such liberalization in a timely manner. See "Business--Government Regulation."

    REGULATION OF CUSTOMERS. The Company's customers are also subject to actions taken by domestic or foreign regulatory authorities that may affect the ability of customers to deliver traffic to the Company. Regulatory sanctions have been imposed on certain of the Company's customers in the past. While such sanctions have not adversely impacted the volume of traffic received by the Company from such customers to date, future regulatory actions could materially adversely affect the volume of traffic received from a major customer, which could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS OF NETWORK FAILURE

    Any system or network failure that causes interruptions in the Company's operations could have a material adverse effect on its business, financial condition or results of operations. The Company's operations are dependent on its ability to successfully expand its network and integrate new and emerging technologies and equipment into its network, which are likely to increase the risk of system failure and to cause strain upon the network. The Company's operations also are dependent on the Company's protection of its hardware and other equipment from damage from natural disasters such as fires, floods, hurricanes and earthquakes, other catastrophic events such as civil unrest, terrorism and war and other sources of power loss and telecommunications failures. Although the Company has taken a number of steps to prevent its network from being affected by natural disasters, fire and the like, such as building redundant systems for power supply to the switching equipment, there can be no assurance that any such systems will prevent the Company's switches from becoming disabled in the event of an earthquake, power outage or otherwise. The failure of the Company's network, or a significant decrease in telephone traffic resulting from effects of a natural or man-made disaster, could have a material adverse effect on the Company's relationship with its customers and the Company's business, operating results and financial condition. See "Business--Network."

DEPENDENCE ON KEY PERSONNEL

    The Company's success depends to a significant degree upon the efforts of senior management personnel and a group of employees with longstanding industry relationships and technical knowledge of the Company's operations, in particular, Christopher E. Edgecomb, the Company's Chief Executive Officer. The Company maintains and is the beneficiary under a key person life insurance policy in the amount of $10.0 million with respect to Mr. Edgecomb. The Company believes that its future success will depend in large part upon its continuing ability to attract and retain highly skilled personnel. Competition for qualified, high-level telecommunications personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of one or more of the Company's key individuals, or the failure to attract and retain other key personnel, could materially adversely affect the Company's business, operating results and financial condition. See "Directors and Executive Officers of the Registrant."

SIGNIFICANT COMPETITION

    The international telecommunications industry is intensely competitive and subject to rapid change. The Company's competitors in the international wholesale switched long distance market include large, facilities-based multinational corporations and smaller facilities-based providers in the U.S. and overseas that have emerged as a result of deregulation, switch-based resellers of international long distance services and international joint ventures and alliances among such companies. The Company also competes abroad with a number of dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries. International wholesale switched service providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. Additionally, the telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive product and service offerings, such as the utilization of the Internet for international voice and data communications. The Company is unable to predict which technological development will challenge its competitive position or the amount of expenditures will be required to respond to a rapidly changing technological environment. Further, the number of the Company's competitors is likely to increase as a result of the competitive opportunities created by a new Basic Telecommunications Agreement concluded by members of the WTO in February 1997. Under the terms of the WTO Agreement, starting on January 1, 1998, the United States and over 65 countries have committed to open their telecommunications markets to competition, foreign ownership and adopt measures to protect against anticompetitive behavior. As a result, the Company believes that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect the Company's gross margins if the Company is not able to reduce its costs commensurate with such price reductions.

    COMPETITION FROM DOMESTIC AND INTERNATIONAL COMPANIES. A majority of the U.S.-based international telecommunications services revenue is currently generated by AT&T, MCI and Sprint. The Company also competes with WorldCom, Pacific Gateway Exchange, Inc. and other U.S.-based and foreign long distance providers, including the RBOCs, which presently have FCC authority to resell and terminate international telecommunication services. Many of these competitors have considerably greater financial and other resources and more extensive domestic and international communications networks than the Company. The Company's business would be materially adversely affected to the extent that a significant number of such customers limit or cease doing business with the Company for competitive or other reasons. Consolidation in the telecommunications industry could not only create even larger competitors with greater financial and other resources, but could also adversely affect the Company by reducing the number of potential customers for the Company's services.

    EXPANSION INTO COMMERCIAL MARKET. With the acquisition of LDS, STAR began providing long distance service to the commercial market, a market that is subject to intense competition from a number of well capitalized companies. The commercial market is also characterized by the lack of customer loyalty, with commercial customers regularly changing service providers. There can be no assurance that STAR will be able to compete successfully in the commercial market. See "Business--Strategy--Expansion into Commercial Market."

CUSTOMER CONCENTRATION

    While the list of the Company's most significant customers varies from quarter to quarter, the Company's five largest customers accounted for approximately 30% of its revenues in 1997. The Company could lose a significant customer for many reasons, including the entrance into the market of significant new competitors with lower rates than the Company, downward pressure on the overall costs of transmitting international calls, transmission quality problems, changes in U.S. or foreign regulations or unexpected increases in the Company's cost structure as a result of expenses related to installing a global network or otherwise.

NEED FOR ADDITIONAL CAPITAL TO FINANCE GROWTH AND CAPITAL REQUIREMENTS

    The Company believes that it must continue to enhance and expand its network and build out its telecommunications network infrastructure in order to maintain its competitive position and continue to meet the increasing demands for service quality, capacity and competitive pricing. The Company's ability to grow depends, in part, on its ability to expand its operations through the ownership and leasing of network capacity, which requires significant capital expenditures, that are often incurred prior to the Company's receipt of the related revenue.

    The Company believes that, based upon its present business plan, the proceeds from the Offering, together with the Company's existing cash resources and expected cash flow from operating activities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements for at least twelve months. If the Company's growth exceeds current expectations, if the Company obtains one or more attractive opportunities to purchase the business or assets of another company, or if the Company's cash flow from operations after the end of such period is insufficient to meet its working capital and capital expenditure requirements, the Company will need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition or results of operations.

VOLATILITY OF STOCK PRICE

    The market price of the shares of Common Stock has risen since the Company's initial public offering in June 1997 and is trading at a high multiple of the Company's earnings. The market price for such shares has been highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, the announcement of potential acquisitions by the Company, changes in federal and international regulations, activities of the largest domestic providers, industry consolidation and mergers, conditions and trends in the international telecommunications market, adoption of new accounting standards affecting the telecommunications industry, changes in recommendations and estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of emerging growth companies like the Company. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

YEAR 2000 COMPUTER PROGRAM FAILURE

    A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1,

2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company believes that the Company's billing, credit and call tracking systems are Year 2000 compliant and do not use programs with the two-digit date code flaw. At the same time, a number of the computers of the Company's customers and vendors that interface with the Company's systems may run on programs that have Year 2000 problems and may disrupt the Company's billing, credit and tracking systems. Failure of any of the computer programs integral to the Company's key customers and vendors could adversely affect the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Form 10-K, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; existing government regulations and changes in, or the failure to comply with, government regulations; competition; changes in business strategy or development plans; the ability of the Company to manage growth; the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional businesses; and other factors referenced in this Form 10-K. GIVEN THESE UNCERTAINTIES, THE STOCKHOLDERS OF THE COMPANY ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

ITEM 2.  PROPERTIES.

    The Company's principal offices are located in Santa Barbara, California in four facilities providing an aggregate of approximately 24,972 square feet of office space. Approximately 5,332 square feet of this office space is leased pursuant to two leases that both expire in July 1999. The remaining approximately 12,327 square feet of office space is located in two buildings and is rented by the Company pursuant to a lease that expires in June 2003. The Company also leases approximately 16,595 square feet of space for its switching facility in Los Angeles, California under a sublease and a lease expiring in April 2006, an aggregate of approximately 33,445 square feet of space for its switching facilities in New York, New York under three leases which expire in December 31, 2001, July 31, 2003 and April 2008, respectively, approximately 6,167 square feet of space for its switching facility in Dallas, Texas under a lease expiring in April 2007, and approximately 8,000 square feet of space for its switching facility in London, England under a lease expiring in July 2006. The Company leases approximately 14,628 square feet in Dusseldorf, approximately 27,835 square feet in Frankfurt, approximately 12,002 square feet in Hamburg and approximately 12,408 square feet in Munich, Germany under four leases expiring on or about January 1, 2008. The aggregate facility lease payments made by the Company in 1997 were approximately $2.2 million. The Company believes that all other material terms of its leases are commercially reasonable terms that are typically found in commercial leases in each of the respective areas in which the Company leases space. The Company believes that its facilities are adequate to support its current needs and that additional facilities will be available at competitive rates as needed.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is not presently a party to any material pending litigation. From time to time, however, the Company is party to various legal proceedings, including billing disputes and collection matters, that arise in the ordinary course of business. In the fourth quarter of 1997, prior to the Company's acquisition of LDS, LDS settled disputes with the California PUC and the District Attorney of Monterey, California regarding LDS' alleged unauthorized switching of long distance customers. See "Business--Government Regulation--Actions Against LDS."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    The Company's Common Stock has been traded on the Nasdaq National Market since June 12, 1997. The following table sets forth, for the fiscal periods indicated, the quarterly high and low sales prices for the Common Stock, as reported by Nasdaq and as adjusted to reflect the Stock Split that occurred on March 31, 1998.

                                                                                                      HIGH        LOW
                                                                                                    ---------  ---------
FISCAL YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------
Second Quarter (from June 12, 1997)...............................................................      7 3/8      4 5/8
Third Quarter.....................................................................................     11 7/8      6 1/4
Fourth Quarter....................................................................................     17 3/4      9 1/2

FISCAL YEAR ENDING DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------
First Quarter (through March 27, 1998)............................................................         26         14

    The last reported sale price of the Common Stock on the Nasdaq National Market on March 27, 1998 was $26.09 per share. As of March 16, 1998, there were 155 holders of record of the Company's Common Stock.

    The Company has never paid cash dividends on its Common Stock and has no intention of paying cash dividends in the foreseeable future. The Company anticipates that all future earnings, if any, generated from operations will be retained by the Company to develop and expand its business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant. In addition, the Company's existing revolving credit facility prohibits the payment of cash dividends without the lender's consent.

    Since inception, the Company has issued and sold the following unregistered securities:

        1. On March 10, 1998, the Registrant issued 1,353,000 shares of its Common Stock in exchange for all of the outstanding capital stock of T-One Corp. in a transaction valued at $25,080,000.

        2. On November 30, 1997, the Registrant issued 849,298 shares of Common Stock in exchange for all of the outstanding capital stock of LD Services, Inc. in a transaction valued at approximately $13,930,569.

        3. As of March 31, 1997, the Registrant had issued 18,450,000 shares of Common Stock pursuant to direct issuances to employees in consideration for services and advances provided by such employees for an aggregate purchase price of approximately $1,103,000.

        4. On February 23, 1996, the Registrant issued and sold 2,049,979 shares of Common Stock to a group of six investors for an aggregate purchase price of $1,500,000.00.

        5. On July 12, 1996, the Registrant issued and sold 1,874,532 shares of Common Stock to Gotel Investments Ltd. for an aggregate purchase price of $4,068,651.00.

        6. On July 25, 1996, the Registrant issued and sold 2,802,446 shares of Series A Preferred Stock to a group of twenty-two investors for an aggregate purchase price of $7,500,003.51.

        7. Since inception from time to time, as of February 28, 1998, the Registrant has granted to employees, directors and consultants options to purchase an aggregate of approximately 4,798,000 shares of Common Stock pursuant to stock option agreements and the Registrant's stock option plans.

    The sales and issuances described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof, as transactions by an issuer not involving any public offering, or in reliance upon the exemption from registration provided by Rule 701 promulgated under the Securities Act. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the Registrant, to information about the Registrant.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," filed as part of this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1995, 1996 and 1997, and the balance sheet data at December 31, 1996 and 1997 are derived from the Company's audited financial statements. The consolidated statement of operations data for the year ended December 31, 1994 and the consolidated balance sheet data at December 31, 1994 are unaudited and are derived from unaudited financial statements not included in this Form 10-K. The consolidated balance sheet data at December 31, 1995 is derived from audited financial statements not included in this Form 10-K. Although incorporated in 1993, the Company did not commence business until 1994.

                                                                      YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                               1994        1995       1996       1997
                                                            -----------  ---------  ---------  ---------
                                                            (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER SHARE AND PER
                                                                            MINUTE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA(1):
Revenues..................................................   $  20,915   $  46,283  $ 237,991  $ 376,198
Cost of services..........................................      12,775      31,897    205,585    325,237
                                                            -----------  ---------  ---------  ---------
  Gross profit............................................       8,140      14,386     32,406     50,961
Operating expenses:
  Selling, general and administrative.....................       4,782      10,086     34,331     35,381
  Depreciation and amortization...........................          30         186      1,151      4,245
  Merger expense..........................................          --          --         --        286
                                                            -----------  ---------  ---------  ---------
  Total operating expenses................................       4,812      10,272     35,482     39,912
                                                            -----------  ---------  ---------  ---------
  Income (loss) from operations...........................       3,328       4,114     (3,076)    11,049
                                                            -----------  ---------  ---------  ---------
Other income (expenses):
  Interest income.........................................           3          22        110        492
  Interest expense........................................          --         (64)      (601)    (1,633)
  Legal settlements and expenses..........................          --          --       (100)    (1,653)
  Other...................................................          (7)        (33)        39        208
                                                            -----------  ---------  ---------  ---------
  Income (loss) before provision for income taxes.........       3,324       4,039     (3,628)     8,463
Provision for income taxes................................           1          66        592      2,895
                                                            -----------  ---------  ---------  ---------
Net income (loss).........................................   $   3,323   $   3,973  $  (4,220) $   5,568
                                                            -----------  ---------  ---------  ---------
                                                            -----------  ---------  ---------  ---------
Pro forma net income (loss) (unaudited)(2)................   $   1,994   $   2,407  $  (5,163) $   5,373
                                                            -----------  ---------  ---------  ---------
                                                            -----------  ---------  ---------  ---------
Pro forma diluted income (loss) per share
 (unaudited)(3)...........................................   $    0.12   $    0.13  $   (0.24) $    0.17
                                                            -----------  ---------  ---------  ---------
                                                            -----------  ---------  ---------  ---------
Weighted average number of diluted common shares
 outstanding(3)...........................................      16,865      18,020     21,939     31,625
OTHER CONSOLIDATED FINANCIAL AND OPERATING DATA(1):
EBITDA(4).................................................   $   3,351   $   4,267  $  (1,986) $  13,849
Capital expenditures(5)...................................          57       2,175     13,018     24,732
Wholesale billed minutes of use...........................          --      38,106    479,681    863,295
Wholesale revenue per billed minute of use(6).............   $      --   $  0.4102  $  0.4288  $  0.3997

                                                                            DECEMBER 31,
                                                            --------------------------------------------
                                                               1994        1995       1996       1997
                                                            -----------  ---------  ---------  ---------
                                                            (UNAUDITED)
                                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA(1):
Working capital (deficit).................................   $   2,007   $   1,222  $  (6,342) $  15,846
Total assets..............................................       5,105      18,316     54,000    113,553
Total long-term liabilities, net of current portion.......          --         904      5,870     12,271
Retained earnings (deficit)...............................       1,839       1,596     (5,968)    (1,397)
Stockholders' equity......................................       2,197       3,047      7,911     44,014

------------------------------
(1) Does not reflect the acquisition of T-One, which was consummated on March 10, 1998, or the acquisition of UDN, which remains subject to the approval of UDN's stockholders and to various regulatory approvals. If the Company's financial statements had been restated to include the combined operating results of the Company and T-One at the beginning of the audited periods presented, revenues would have been $58.9 million, $260.4 million and $406.6 million, gross profit would have been $14.7 million, $33.7 million and $52.8 million and net income (loss) would have been $2.1 million, $(5.7) million and $5.6 million for the years ended December 31, 1995, 1996 and 1997, respectively. See Note 14 of Notes to Consolidated Financial Statements.
(2) The pro forma net income or loss per share assumes that both STAR and LDS had been
    C-Corporations for all periods presented.
(3) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing pro forma net income (loss) per share.
(4) EBITDA represents earnings before interest income and expense, income taxes, depreciation and amortization expense. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other measures of the Company's liquidity determined in accordance with generally accepted accounting principles.
(5) Includes assets financed with capital leases or notes. See Note 2 of Notes to Consolidated Financial Statements.
(6) Represents wholesale gross call usage revenue per billed minute. Amounts exclude other revenue related items such as finance charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, AS DEFINED IN SECTION 27A OF THE SECURITIES ACT AND
SECTION 21E OF THE EXCHANGE ACT, THAT INVOLVE RISKS AND UNCERTAINTIES. STAR'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO THOSE DISCUSSED IN "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K. SEE "RISK FACTORS --FORWARD-LOOKING STATEMENTS."

OVERVIEW

    The Company is an emerging multinational carrier focused primarily on the international long distance market. The Company offers highly reliable, low-cost switched voice services on a wholesale basis, primarily to U.S.-based long distance carriers. STAR provides international long distance service to approximately 220 countries through its flexible network comprised of various foreign termination relationships, international gateway switches, leased and owned transmission facilities and resale arrangements with other long distance providers.

    The Company installed its first international gateway switch in Los Angeles in June 1995 and initially recognized wholesale revenues in August 1995. A significant portion of the Company's revenues in 1994 and 1995 were generated by the commercial operations of LDS.

    REVENUES. Most of the Company's revenues are generated by the sale of international long distance services on a wholesale basis to other, primarily domestic, long distance providers. The Company records revenues from the sale of long distance services at the time of customer usage. The Company's agreements with its wholesale customers are short-term in duration and the rates charged to customers are subject to change from time to time, generally with five days notice to the customer.

    COST OF SERVICES. The Company has pursued a strategy of attracting customers and building calling volume and revenue by offering favorable rates compared to other long distance providers. The Company continues to lower its cost of services by (i) expanding the Company's owned network facilities, (ii) continuing to utilize the Company's sophisticated information systems to route calls over the most cost-effective routes and (iii) leveraging the Company's traffic volumes and information systems to negotiate lower variable usage-based costs with domestic and foreign providers of transmission capacity.

    Cost of services includes those costs associated with the transmission and termination of international long distance services. Currently, a majority of transmission capacity used by the Company is obtained on a variable, per minute basis. As a result, some of the Company's current cost of services is variable. The Company's contracts with its vendors provide that rates may fluctuate, with rate change notice periods varying from five days to one year, with certain of the Company's longer term arrangements requiring the Company to meet minimum usage commitments in order to avoid penalties. Such variability and the short-term nature of many of the contracts subject the Company to the possibility of unanticipated cost increases and the loss of cost-effective routing alternatives. Included in the Company's cost of services are accruals for rate and minute disputes and unreconciled billing differences between the Company and its vendors. Each quarter management reviews the cost of services accrual and adjusts the balance for resolved items. Cost of services also includes fixed costs associated with the leasing of network facilities.

    The Company intends to begin providing international long distance services to commercial customers in certain European countries in the second half of 1998. STAR began providing long distance service to commercial markets in the U.S. with its acquisition of LDS in November 1997. STAR believes that traffic from commercial customers has the potential to generate higher gross margins than wholesale traffic. STAR also expects, however, that an expansion into this market will also increase the risk of bad debt exposure and lead to higher overhead costs. Information related to wholesale and commercial revenues and operations will be reported in future Exchange Act filings made by STAR in accordance with Financial Accounting Standards Board Statement No. 131.

    Prices in the international long distance market have declined in recent years and, as competition continues to increase, STAR believes that prices are likely to continue to decline. Additionally, STAR believes that the increasing trend of deregulation of international long distance telecommunications will result in greater competition, which could adversely affect STAR's revenue per minute and gross margin. STAR believes, however, that the effect of such decreases in prices will be offset by increased calling volumes and decreased costs.

    OPERATING EXPENSES. Selling, general and administrative expenses consist primarily of personnel costs, depreciation and amortization, tradeshow and travel expenses and commissions and consulting fees, as well as an accrual for bad debt expense. These expenses have been increasing over the past year, which is consistent with STAR's recent growth, accelerated expansion into Europe, and investment in systems and facilities. The Company expects this trend to continue, and to include, among other things, a significant increase in depreciation and amortization. Management believes that additional selling, general and administrative expenses will be necessary to support the expansion of the Company's network facilities, its sales and marketing efforts and STAR's expansion into commercial markets.

    FOREIGN EXCHANGE. The Company's revenues and cost of long distance services are sensitive to foreign currency fluctuations. The Company expects that an increasing portion of the Company's revenues and expenses will be denominated in currencies other than U.S. dollars, and changes in exchange rates may have a significant effect on the Company's results of operations.

    FACTORS AFFECTING FUTURE OPERATING RESULTS. The Company's quarterly operating results are difficult to forecast with any degree of accuracy because a number of factors subject these results to significant fluctuations. As a result, STAR believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

    The Company's revenues, costs and expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors. The Company's revenues in any given period can vary due to factors such as call volume fluctuations, particularly in regions with relatively high per-minute rates; the addition or loss of major customers, whether through competition, merger, consolidation or otherwise; the loss of economically beneficial routing options for the termination of STAR's traffic; financial difficulties of major customers; pricing pressure resulting from increased competition; and technical difficulties with or failures of portions of STAR's network that impact STAR's ability to provide service to or bill its customers. STAR's cost of services and operating expenses in any given period can vary due to factors such as fluctuations in rates charged by carriers to terminate STAR's traffic; increases in bad debt expense and reserves; the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities; changes in STAR's sales incentive plans; and costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel. In addition, STAR's operating results can vary due to factors such as changes in routing due to variations in the quality of vendor transmission capability; loss of favorable routing options; the amount of, and the accounting policy for, return traffic under operating agreements; actions by domestic or foreign regulatory entities; the level, timing and pace of STAR's expansion in international and commercial markets; and general domestic and international economic and political conditions. Further, a substantial portion of transmission capacity used by the Company is obtained on a variable, per minute and short term basis, subjecting the Company to the possibility of unanticipated price increases and service cancellations. Since STAR does not generally have long term arrangements for the purchase or resale of long distance services, and since rates fluctuate significantly over short periods of time, STAR's gross margins are subject to significant fluctuations over short periods of time. The Company's gross margins also may be negatively impacted in the longer term by competitive pricing pressures.

RECENT ACQUISITIONS AND DEVELOPMENTS

    The Company has recently acquired or entered into agreements to acquire the following companies and has taken the following actions:

    - L.D. SERVICES, INC. On November 30, 1997, the Company acquired LDS, certain non-operating entities and majority ownership in another entity for approximately 849,000 shares of Common Stock in a transaction accounted for as a pooling of interests. The Company's audited financial statements have been restated to include LDS' historical performance for all relevant periods. The commercial business of LDS has historically had higher gross margins and higher selling, general and administrative expenses and operating costs than the Company's wholesale operations. As the Company integrates and expands the commercial accounts of LDS, such increase in operations may affect the Company's future operating margins. In 1997, LDS settled disputes with the California PUC and with the District Attorney of Monterey, California. The resulting payments and restrictions on LDS' activities adversely affected its 1997 operating results. See "Business--Government Regulation--Actions Against LDS."

    - T-ONE CORP. On March 10, 1998, the Company acquired T-One for 1,353,000 shares of Common Stock in a transaction accounted for as a pooling of interests. Consistent with applicable accounting standards, as of the date of this Prospectus, the Company's audited financial statements have not been restated to include T-One's historical performance. For the fiscal year ended December 31, 1997, T-One had revenues of $30.4 million, gross profit of $1.8 million, selling, general and administrative expenses of $1.5 million and net income of $0.2 million. See Note 14 of Notes to Consolidated Financial Statements.

    - UNITED DIGITAL NETWORK, INC. On November 19, 1997, the Company entered into an agreement to acquire UDN in a transaction to be accounted for as a pooling of interests. The acquisition of UDN is subject to approval by UDN's stockholders and to various regulatory approvals. Assuming the receipt of all necessary approvals, management expects to consummate the UDN acquisition in the second quarter of 1998 for approximately 800,000 shares of Common Stock. In connection with the UDN acquisition, STAR has loaned an aggregate of $4.5 million to UDN. The Company's financial statements have not been restated to reflect the acquisition of UDN. Based solely on information provided by UDN to STAR, which has not been independently verified by STAR, for the nine month period ended January 31, 1998, UDN had revenues of $23.9 million and a net loss of $6.5 million. STAR believes that, because UDN operates in the commercial market, its higher gross margins and operating costs will have an impact on the Company's margins upon consummation of the merger and on a going-forward basis once STAR's operating results are restated to include UDN's historical performance. UDN's Common Stock trades on the Vancouver Stock Exchange under the symbol UDN.

    - On March 24, 1998, the Company filed a Registration Statement on Form S-1 (Registration No. 333-48559) registering 7,000,000 shares of Common Stock to be sold by the Company (the "Offering"). The Company and a stockholder of the Company have granted the Underwriters a 30-day option to purchase up to 1,050,000 additional shares of Common Stock solely to cover over-allotments, if any. The Company intends to use the proceeds from the Offering for capital expenditures, working capital and general corporate purposes.

    - STOCK SPLIT. On March 31, 1998, the Company will give effect to the Stock Split with payment to the holders of the shares of Common Stock outstanding on February 20, 1998 a stock dividend equal to 1.05 shares of Common Stock for each such outstanding share.

RESULTS OF OPERATIONS

    The following table sets forth certain selected items in the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1995       1996       1997
                                                                                    ---------  ---------  ---------
Revenues..........................................................................      100.0%     100.0%     100.0%
Costs of services.................................................................       68.9       86.4       86.5
                                                                                    ---------  ---------  ---------
Gross profit......................................................................       31.1       13.6       13.5
Operating expenses:
  Selling, general and administrative expenses....................................       21.8       14.4        9.4
  Depreciation and amortization...................................................        0.4        0.5        1.1
                                                                                    ---------  ---------  ---------
  Total operating expenses........................................................       22.2       14.9       10.6
Income (loss) from operations.....................................................        8.9      (1.3)        2.9
                                                                                    ---------  ---------  ---------
Income (loss) before provision for income taxes...................................        8.7      (1.5)        2.3
Provision for income taxes........................................................        0.1        0.3        0.8
                                                                                    ---------  ---------  ---------
Net income (loss).................................................................        8.6%     (1.8)%       1.5%
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

YEARS ENDED DECEMBER 31, 1997 AND 1996

    REVENUES. Revenues increased 58.1% to $376.2 million in 1997 from $238.0 million in 1996. Wholesale revenues increased to $348.7 million from $208.1 million, with minutes of use increasing to 863.3 million minutes in 1997, as compared to 479.7 million minutes of use in the prior year. This increase reflects an increase in the number of wholesale customers from 84 in 1996 to 105 at the end of 1997, as well as an increase in usage by existing customers. The average rate per minute of usage for wholesale customers declined from $0.43 cents per minute in 1996 to $0.40 cents per minute in 1997, reflecting the change in country mix to include a larger proportion of lower rate per minute countries as well as lower prices on competitive routes. Taking into account the acquisition of T-One, on a pro forma basis, revenues in 1997 would have been $406.6 million, an increase of 56.1% from $260.4 million in 1996.

    Commercial revenues decreased to $27.5 million in 1997 from $29.9 million in 1996 reflecting the termination of the LDS customer base in California due to the 1997 settlement entered into by LDS with each of the California PUC and the District Attorney of Monterey, California. See "Business--Governmental Regulation--Actions Against LDS."

    GROSS PROFIT. Gross profit increased 57.3% to $51.0 million in 1997 from $32.4 million in 1996. Wholesale gross profit increased to $39.8 million in 1997 from $19.7 million for 1996 and wholesale gross margin increased to 11.4% from 9.4%, respectively. Wholesale gross profit expanded during 1997 as traffic was increasingly routed over the Company's proprietary international network. Commercial gross profit decreased 11.8% to $11.2 million in 1997 from $12.7 million in 1996 and commercial gross margin declined to 40.7% from 42.6% over such periods, reflecting declining prices in the competitive long distance market. As STAR migrates the LDS commercial customer base onto the Company's network, LDS' cost of commercial long distance services is expected to decline. Taking into account the acquisition of T-One, on a pro forma basis, gross profit in 1997 would have been $52.8 million, an increase of 56.4% over gross profit of $33.7 million in 1996.

    SELLING, GENERAL AND ADMINISTRATIVE. In 1997, selling, general and administrative expenses increased 3.1% to $35.4 million, from $34.3 million in 1996. Wholesale selling, general and administrative expenses increased to $26.0 million in 1997 from $24.1 million in 1996, but decreased as a percentage of wholesale revenues to 7.5% from 11.6% over the comparable periods. Total expenses increased year to year in absolute dollars as STAR expanded its proprietary international network and employee base. Included in the 1996 selling, general and administrative expense was $11.6 million in reserves and write-offs against deposits and accounts receivable related to bad debts from two customers. Commercial selling, general and administrative expenses decreased to $9.4 million in 1997 from $10.2 million in 1996 and remained flat as a percentage of commercial revenues at approximately 34.1%. The Company expects selling, general and administrative expenses to expand in absolute dollars and as a percentage of revenues in fiscal year 1998, as the Company expands its network and employee base and in connection with the Company's entry into the commercial market.

    DEPRECIATION. Depreciation increased to $4.2 million for 1997 from $1.2 million for 1996, and increased as a percentage of revenues to 1.1% from 0.5% in the prior period. Depreciation increased as a result of STAR's continuing expansion of its proprietary international network which includes purchases of switches, submarine cable and leasehold improvements associated with switch sites. STAR expects depreciation expense to increase as the Company continues to expand its global telecommunications network.

    OTHER INCOME (EXPENSE). Other expense, net, increased to $2.6 million in 1997 from $552,000 in 1996. This increase is primarily due to interest expense of $1.6 million incurred under various capital leases and bank lines of credit and a legal settlement and associated expenses of $1.7 million. The legal settlement relates to the dispute settled by LDS with the California PUC and the District Attorney of Monterey County. See "Business--Governmental Regulation--Actions Against LDS." Interest income earned on short-term investments increased to $492,000 in 1997 from $110,000 in 1996 due to interest earned on the proceeds of the Company's June 1997 initial public offering.

    PROVISION FOR INCOME TAXES. The provision for income taxes increased to $2.9 million in 1997 from $592,000 in 1996, primarily due to the increase in profitability of the Company.

YEARS ENDED DECEMBER 31, 1996 AND 1995

    REVENUES. Revenues increased 414.2% to $238.0 million in 1996 from $46.3 million 1995. Wholesale revenues increased to $208.1 million in 1996 from $16.1 million in 1995, with minutes of use increasing to 479.7 million in 1996, as compared to 38.1 million minutes of use in the prior year. The increase in wholesale revenue resulted from STAR's commencement of operations as an international long distance carrier, an increase in the number of customers as compared to the prior year and an increase in minutes of wholesale traffic from new and existing customers. The increase in traffic is also attributable to an increase in the number of routes with favorable rates that STAR was able to offer to customers. Commercial revenues decreased to $29.9 million in 1996 from $30.2 million in 1995 due to a decrease in the rate per minute charged, which was partially offset by an increase in the number of minutes sold. Taking into account the acquisition of T-One, on a pro forma basis revenues would have been $260.4 million in 1996, an increase of 341.9% from $58.9 million in 1995.

    GROSS PROFIT. Gross profit increased 125.3% to $32.4 million for 1996 from $14.4 million in 1995. Wholesale gross profit increased to $19.7 million in 1996 from $1.8 million for 1995. Wholesale gross margin decreased to 9.4% in 1996 from 11.0% in 1995, reflecting the change from STAR's prior consulting business to operating as an international long distance carrier. Gross profit was positively impacted during 1996 by the negotiation of lower rates on routes with significant traffic, and negatively impacted by increases in traffic on routes with lower margins. Commercial gross profit increased to $12.7 million in 1996 from $12.6 million in 1995 with gross margin increasing to 42.6% from 41.8%, respectively. The gross profit from commercial services expanded as costs associated with the local exchange carriers declined. Taking into account the acquisition of T-One, on a pro forma basis, gross profit in 1996 would have been $33.7 million, an increase of 130.0% from $14.7 million in 1995.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 240.4% to $34.3 million in 1996 from $10.1 million in 1995. Wholesale selling, general and administrative expenses increased to $24.1 million in 1996 from $2.1 million in 1995, and decreased as a percentage of revenues to 11.6% from 12.8% in the prior period. Selling, general and administrative expenses increased between periods as STAR increased its employee base and incurred payroll, employee benefits, commission and related expenses. STAR also established a reserve for doubtful accounts to reflect its significantly higher revenue levels and invested in sales and marketing activities, including tradeshows and travel. Hi-Rim and CCI, two of STAR's major customers in 1996, informed STAR that they were experiencing financial difficulties and would be unable to pay in full outstanding accounts receivable. As a result, the full amount of the approximately $10.8 million owed to STAR by Hi-Rim and CCI as of December 31, 1996 which was not subsequently collected or for which no offsetting value was received, was written off or reserved in 1996. In addition, STAR wrote-off $820,000 of intangible assets relating to CCI. Commercial selling, general and administrative expenses increased to $10.2 million in 1996 from $8.0 million in 1995 reflecting higher operating costs.

    DEPRECIATION. Depreciation increased to $1.2 million for 1996 from $186,000 for 1995, an increase as a percentage of revenues to 0.5% from 0.4% in the prior period. Depreciation increased as a result of STAR's purchase of switches and of the operating equipment and leasehold improvements associated with its Los Angeles and New York switching facilities. Depreciation expense will increase as STAR expands its ownership of switching and transmission facilities through purchase or use of capital leases.

    OTHER INCOME (EXPENSE). Other expense, net, increased to $552,000 in 1996 from $75,000 in 1995. This increase is primarily due to a $100,000 legal settlement in the second quarter of 1996 as well as $601,000 in interest expense incurred under various bank and stockholder lines of credit. This increase was offset by $110,000 in interest income on short-term investments and cash equivalents primarily from funds raised in private placements of equity securities during the first three quarters of 1996.

    PROVISION FOR INCOME TAXES. Through December 31, 1995, STAR had elected to be taxed as an S-Corporation for both federal and state income tax purposes and thus was only subject to 1.5% tax on taxable income for state purposes. LDS was an S-Corporation through the date of the merger on November 30, 1997. The pro forma provision for income taxes, assumes that both STAR and LDS were C-Corporations for all periods presented. During 1996, the historical provision for income taxes increased to $592,000 as a result of the reserve of $2.9 million of the net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997, STAR had cash and cash equivalents of approximately $1.5 million, short-term investments of $18.6 million and a working capital surplus of $15.8 million. In June 1997, the Company completed an initial public offering of 9.4 million shares of Common Stock of which approximately 8.1 million shares were sold by the Company and approximately 1.3 million shares were sold by certain selling stockholders. The net proceeds to the Company (after deducting underwriting discounts and offering expenses) from the sale of such shares of Common Stock were approximately $30.9 million. As of December 31, 1997, the Company had used the proceeds from the offering to repay indebtedness of $14.2 million, to purchase switching and transmission related equipment and to finance the Company's operations in the U.K.

    As of December 31, 1997, STAR had no funds outstanding on its $25 million revolving line of credit, which bears interest at a rate of the bank's cost of funds plus 175 basis points and expires on July 1, 1999. However, the line of credit is reduced by outstanding letters of credit in the amount of $4.9 million.

    STAR generated net cash from operating activities of $10.1 million in 1997, primarily from net income plus depreciation and amortization, while using $3.4 million in 1996. The Company's investing activities used cash of approximately $29.6 million during 1997 primarily resulting from capital expenditures and the investment of the proceeds from the initial public offering in marketable securities, while using $9.8 million in 1996. The Company's financing activities provided cash of approximately $19.3 million during 1997 primarily from the sale of Common Stock and borrowings under lines of credit, offset by repayments under various lines of credit, while providing $14.7 million in 1996.

    STAR had capital lease obligations of $13.6 million, and $0.8 million in term loans, relating to its switching facilities and operating equipment. STAR anticipates making capital expenditures of approximately $80.0 million over the next 12 months to expand its global network. STAR believes that the proceeds from the Offering and cash generated from operations, as well as funding under its bank line of credit, will satisfy STAR's current liquidity needs. Nevertheless, as the Company continues to expand its network facilities and pursues its strategy of growth through acquisition, the Company's liquidity needs may increase, perhaps significantly, which could require the Company to seek such additional financing or the expansion of its borrowing capacity under current or new lines of credit. As appropriate, STAR will use capital lease financing or raise additional debt or equity capital to finance new projects or acquisitions. The Company had foreign currency contracts outstanding at December 31, 1997 in the notional amount of $6.3 million. See Note 2 of Notes to Consolidated Financial Statements.

    YEAR 2000 COMPLIANCE. The Company has made a concerted effort to insure that the software components of its information and billing systems are Year 2000 compliant. As such, management believes that, after January 1, 2000, the Company will be able to continue to accurately track and bill calls. At the same time, it is likely that the operations of a number of the Company's customers and vendors rely on software that is not Year 2000 compliant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The officers and directors of the Company, and their ages as of March 27, 1998, are as follows:

NAME                                AGE                                  POSITION
------------------------------      ---      -----------------------------------------------------------------
Christopher E. Edgecomb(1)....          39   Chief Executive Officer, Chairman of the Board and Director

Mary A. Casey(1)(2)...........          35   President, Secretary and Director

David Vaun Crumly.............          34   Executive Vice President--Sales and Marketing

James E. Kolsrud..............          53   Executive Vice President--Operations and Engineering

Kelly D. Enos.................          39   Chief Financial Officer and Treasurer

Mark Gershien.................          46   Director

Gordon Hutchins, Jr.(3).......          48   Director

John R. Snedegar(2)(3)........          48   Director

------------------------

(1) Member of Non-Executive Stock Option Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

    CHRISTOPHER E. EDGECOMB co-founded the Company in September 1993, served as President of the Company until January 1996 and has served as the Company's Chief Executive Officer and Chairman of the Board since January 1996. Mr. Edgecomb has been a Director of the Company since its inception. Prior to that time, Mr. Edgecomb was a founder and the Executive Vice President of West Coast Telecommunications ("WCT"), a nation-wide long distance carrier, from August 1989 to December 1994. Prior to founding WCT, Mr. Edgecomb was President of Telco Planning, a telecommunications consulting firm, from January 1986 to July 1989. Prior to that time, Mr. Edgecomb held senior level sales and marketing positions with TMC Communications, American Network and Bay Area Teleport.

    MARY A. CASEY has been a Director and Secretary of the Company since co-founding the Company in September 1993, and has served as the Company's President since January 1996. Prior to that time, Ms. Casey was Director of Customer Service at WCT from December 1991 to June 1993, and served as Director of Operator Services at Call America, a long distance telecommunications company, from May 1988 to December 1991.

    DAVID VAUN CRUMLY has served as the Company's Executive Vice President--Sales and Marketing since January 1996. Prior to that time, Mr. Crumly served as a consultant to the Company from November 1995 to January 1996, was Vice President of Carrier Sales of Digital Network, Inc. from June 1995 to November 1995 and was Director of Carrier Sales of WCT from June 1992 to June 1995. Prior to joining WCT, Mr. Crumly served in various sales and marketing capacities with Metromedia, a long-distance company, from September 1990 to June 1992 and with Claydesta, a long-distance company, from May 1987 to September 1989.

    JAMES E. KOLSRUD has served as the Company's Executive Vice President--Operations and Engineering since September 1996. Prior to joining the Company, Mr. Kolsrud was an international telecommunications consultant from March 1995 to September 1996. Prior to that time, he was a Vice President, Corporate Engineering and Administration of IDB Communications Group, Inc. ("IDB"), an international communications company, from October 1989 to March 1995, and prior to that time, he was President of the International Division of IDB.

    KELLY D. ENOS has served as the Company's Chief Financial Officer since December 1996 and as Treasurer since April 1997. Prior to that time, Ms. Enos was an independent consultant in the merchant banking field from February 1996 to November 1996 and a Vice President of Fortune Financial, a merchant banking firm, from April 1995 to January 1996. Ms. Enos served as a Vice President of Oppenheimer & Co., Inc., an investment bank, from July 1994 to March 1995 and a Vice President of Sutro & Co., an investment bank, from January 1991 to June 1994.

    MARK GERSHIEN has served as a Director of the Company since March 1998. Mr. Gershien has been the Senior Vice President of Sales and Marketing for Level 3 Communications, a telecommunications and information services company, since January 1998. Prior to that time, Mr. Gershien was the Senior Vice President of National Accounts for WorldCom, Inc., an international telecommunications company, and President and Chief Executive Officer of MFS Telecom, a division of MFS Communications, Inc. prior to its merger with WorldCom, Inc.

    GORDON HUTCHINS, JR. has served as a Director of the Company since January 1996. Mr. Hutchins has been President of GH Associates, a telecommunications consulting firm, since July 1989. Prior to founding GH Associates, Mr. Hutchins served as President and Chief Executive Officer of ICC Telecommunications, a competitive access provider, and held senior management positions with several other companies in the telecommunications industry.

    JOHN R. SNEDEGAR has served as a Director of the Company since January 1996. Mr. Snedegar has been the President and a Director of UDN since June 1990. From June 1980 to February 1992, Mr. Snedegar was the President and CEO of AmeriTel Management, Inc., a provider of long distance telecommunications and management services. Mr. Snedegar is also a director for StarBase Corporation, a software development company. Mr. Snedegar also serves as President of Kendall Venture Funding, Ltd., a reporting company in Alberta, Canada.

    No arrangement or understanding exists between any director or officer and any other person or persons pursuant to which any director or officer was or is to be selected as a director or as an officer. There are no family relationships among any of the directors, officers or key employees of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act ("Section 16") requires the Company's executive officers, directors and beneficial owners of more than 10% of the Company's Common Stock (collectively, "Insiders") to file reports of ownership and changes in ownership of Common Stock of the Company with the Securities and Exchange Commission and to furnish the Company with copies of all Section 16(a) forms they file. The Company became subject to Section 16 in conjunction with the registration of its Common Stock under the Exchange Act effective June 12, 1997. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no reports on Form 5 were required for those persons, the Company believes that its Insiders complied with all applicable Section 16 filing requirements during fiscal 1997, except that Roland Van der Meer, a former Director of the Company, filed one late report on Form 4 covering four transactions.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and four other executive officers who earned (or would have earned) salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries (the "Named Officers") for each of the fiscal years in the two year period ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                          COMPENSATION
                                                                                          -------------
                                                                                           SECURITIES
                                                       FISCAL                              UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                             YEAR      SALARY($)   BONUS($)     OPTIONS (#)    COMPENSATION($)
---------------------------------------------------  -----------  ---------  -----------  -------------  -----------------
Christopher E. Edgecomb............................        1997     360,000      --            --                3,202(1)
  Chief Executive Officer                                  1996     360,000      --            --                9,223(1)
  and Chairman of the Board

Mary A. Casey......................................        1997     217,500      --            --               13,615(2)
  President and Secretary                                  1996     156,042      --            --               15,028(2)

David Vaun Crumly..................................        1997     380,779       1,014        --                6,202(2)
  Executive Vice President--Sales                          1996     298,002      --           410,000            3,202(2)
  and Marketing

James E. Kolsrud...................................        1997     177,083       1,014        --                5,528(3)
  Executive Vice President--Operations                     1996      25,000      --           205,000           --
  and Engineering

Kelly D. Enos(4)...................................        1997     150,000       1,014        20,500           25,924(5)
  Chief Financial Officer and Treasurer                    1996      12,500      --           153,750           --

------------------------

(1) Consists of life and health insurance premiums paid by the Company.

(2) Consists of life and health insurance premiums and a car allowance paid by the Company.

(3) Consists of health insurance premiums paid by the Company.

(4) Ms. Enos joined the Company in December 1996.

(5) Consists of a moving allowance of $22,721 and life and health insurance premiums paid by the Company.

    The following table contains information concerning the stock option grants made to each of the Named Officers named below for the year ended December 31, 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                 POTENTIAL REALIZABLE
                                                                                                   VALUE OF ASSUMED
                                                                                                   ANNUAL RATES OF
                                          NUMBER OF     PERCENT OF                                   STOCK PRICE
                                         SECURITIES    TOTAL OPTIONS                               APPRECIATION FOR
                                         UNDERLYING     GRANTED TO      EXERCISE                    OPTION TERM(1)
                                           OPTIONS     EMPLOYEES IN     PRICE PER   EXPIRATION   --------------------
NAME                                     GRANTED(#)     FISCAL YEAR    SHARE($/SH)     DATE        5%($)     10%($)
---------------------------------------  -----------  ---------------  -----------  -----------  ---------  ---------

Kelly D. Enos..........................    20,500(2)           2.3%     $    6.83     06/27/07   $  88,045  $ 223,124

--------------------------

(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officer.

(2) The option becomes exercisable in four equal annual installments on June 26, 1998, 1999, 2000 and 2001, respectively.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

    No options were exercised by the Named Officers for the fiscal year ended December 31, 1997. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Company's Board (the "Compensation Committee") was formed in May 1996, and, in 1997, the members of the Compensation Committee were Gordon Hutchins, Jr., John R. Snedegar and Roland A. Van der Meer. None of these individuals was at any time during the year ended December 31, 1997, or at any other time, an officer or employee of the Company. Mr. Van der Meer resigned from the Board and the Compensation Committee, effective as of February 1, 1998. The Non-Executive Compensation Committee of the Company's Board (the "Non-Executive Compensation Committee") was formed in 1997, and the members are Christopher E. Edgecomb and Mary A. Casey. No member of the Compensation Committee or the Non-Executive Compensation Committee served at any time during the year ended December 31, 1997 as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board, Compensation Committee or Non-Executive Compensation Committee, except that Mr. Hutchins was a director of UDN for a portion of 1997. The Compensation Committee and the Non-Executive Compensation Committee shall collectively be referred to hereafter as the "Compensation Committees."

1997 OMNIBUS STOCK INCENTIVE PLAN

    The Company's 1997 Omnibus Stock Incentive Plan (the "Omnibus Plan") was adopted by the Board of Directors on January 30, 1997 as the successor to the Company's 1996 Supplemental Option Plan (the "Supplemental Plan"). The Company has reserved 3,075,000 shares for issuance under the Omnibus Plan. This share reserve is comprised of (i) the 2,050,000 shares that were available for issuance under the Supplemental Plan, plus (ii) an increase of 1,025,000 shares. As of February 28, 1998, 16,621 shares had been issued under the Supplemental and Omnibus Plans, options for 2,143,045 shares were outstanding (889,413 of which were granted under the Supplemental Plan) and approximately 915,330 shares remained available for future grant. Shares of Common Stock subject to outstanding options, including options granted under the Supplemental Plan, which expire or terminate prior to exercise, will be available for future issuance under the Omnibus Plan. In addition, if stock appreciation rights ("SARs") and stock units are settled under the Omnibus Plan, then only the number of shares actually issued in settlement will reduce the number of shares available for future issuance under this plan.

    Under the Omnibus Plan, employees, outside directors and consultants may be awarded options to purchase shares of Common Stock, SARs, restricted shares and stock units. Options may be incentive stock options designed to satisfy Section 422 of the Internal Revenue Code or nonstatutory stock options not designed to meet such requirements. SARs may be awarded in combination with options, restricted shares or stock units, and such an award may provide that the SARs will not be exercisable unless the related options, restricted shares or stock units are forfeited.

    The Omnibus Plan is administered by the Board or the Compensation Committees (the "Administrator"). The Administrator has the complete discretion to determine which eligible individuals are to receive awards; determine the award type, number of shares subject to an award, vesting requirements and other features and conditions of such awards; interpret the Omnibus Plan; and make all other decisions relating to the operation of the Omnibus Plan.

    The exercise price for options granted under the Omnibus Plan may be paid in cash or in outstanding shares of Common Stock. Options may also be exercised on a cashless basis, by a pledge of shares to a broker or by promissory note. The payment for the award of newly issued restricted shares will be made in cash. If an award of SARs, stock units or restricted shares from the Company's treasury is granted, no cash consideration is required.

    The Administrator has the authority to modify, extend or assume outstanding options and SARs or may accept the cancellation of outstanding options and SARs in return for the grant of new options or SARs for the same or a different number of shares and at the same or a different exercise price.

    The Board may determine that an outside director may elect to receive his or her annual retainer payments and meeting fees from the Company in the form of cash, options, restricted shares, stock units or a combination thereof. The Board will decide how to determine the number and terms of the options, restricted shares or stock units to be granted to outside directors in lieu of annual retainers and meeting fees.

    Upon a change in control, the Administrator may determine that an option or SAR will become fully exercisable as to all shares subject to such option or SAR. A change in control includes a merger or consolidation of the Company, certain changes in the composition of the Board and acquisition of 50% or more of the combined voting power of the Company's outstanding stock. In the event of a merger or other reorganization, outstanding options, SARs, restricted shares and stock units will be subject to the agreement of merger or reorganization, which may provide for the assumption of outstanding awards by the surviving corporation or its parent, their continuation by the Company (if the Company is the surviving corporation), accelerated vesting and accelerated expiration, or settlement in cash.

    The Board may amend or terminate the Omnibus Plan at any time. Amendments may be subject to stockholder approval to the extent required by applicable laws. In any event, the Omnibus Plan will terminate on January 22, 2007, unless sooner terminated by the Board.

1996 OUTSIDE DIRECTOR NONSTATUTORY STOCK OPTION PLAN

    The Company's 1996 Outside Director Nonstatutory Stock Option Plan (the "Director Plan") was ratified and approved by the Board of Directors as of May 14, 1996. The Company has reserved 410,000 shares of Common Stock for issuance under the Director Plan. As of February 28, 1998, 61,500 shares had been issued under the Director Plan, options for 82,000 shares were outstanding and 266,500 shares remained available for future grant. If an outstanding option expires or terminates unexercised, then the shares subject to such option will again be available for issuance under the Director Plan.

    Under the Director Plan, outside directors of the Company may receive nonstatutory options to purchase shares of Common Stock. The Director Plan is administered by the Board or the Compensation Committee (the "Administrator"). The Administrator has the discretion to determine which eligible individuals will receive options, the number of shares subject to each option, vesting requirements and any other terms and conditions of such options.

    The exercise price for options granted under the Director Plan will be at least 85% of the fair market value of the Common Stock on the option grant date, shall be 110% of the fair market value of the Common Stock on the option grant date if the option is granted to a holder of more than 10% of the Common Stock outstanding and may be paid in cash, check or shares of Common Stock. The exercise price may also be paid by cashless exercise or pledge of shares to a broker.

    The Administrator may modify, extend or renew outstanding options or accept the surrender of such options in exchange for the grant of new options, subject to the consent of the affected optionee.

    Upon a change in control, the Board may accelerate the exercisability of outstanding options and provide an exercise period during which such accelerated options may be exercised. The Board also has the discretion to terminate any outstanding options that had been accelerated and had not been exercised during such exercise period. In the event of a merger of the Company into another corporation in which holders of Common Stock receive cash for their shares, the Board may settle the option with a cash payment equal to the difference between the exercise price and the amount paid to holders of Common Stock pursuant to the merger.

    The Board may amend or terminate the Director Plan at any time. In any event, the Director Plan will terminate on May 14, 2006, unless sooner terminated by the Board.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

    The Company has an employment agreement with Mary A. Casey, pursuant to which Ms. Casey holds the position of President of the Company, is paid an annual salary of $20,000 per month, subject to adjustment to reflect increases in the Consumer Price Index, was entitled to purchase 1,677,273 shares of Common Stock, and is eligible to receive a bonus, as determined by the Chief Executive Officer and Board of Directors. The agreement also provides that Ms. Casey will receive a severance payment equal to $7,000 per month for the first six months after termination of employment, and an additional payment of $7,000 per month for the next six months, minus any amounts earned by her from other employment during such period. In addition, the agreement provides that if Ms. Casey's employment is terminated (other than for cause) within four months after a Sale Transaction (as defined below), she will continue to receive the compensation provided in the agreement until the expiration of the agreement on December 31, 2000, instead of the severance payments described above. A Sale Transaction is an acquisition of more than 75% of the voting securities of STAR, pursuant to a tender offer or exchange offer approved in advance by the Board of Directors.

    In January 1996, the Company entered into an employment agreement with David Vaun Crumly pursuant to which Mr. Crumly became Executive Vice President of the Company. The agreement provides for an annual salary of $10,000 per month with an annual increase, plus incentive bonuses tied to gross revenues of the Company. The agreement also provides for a commission on certain accounts of the Company and an option to purchase 369,000 shares of Common Stock at an exercise price of $0.73 per share. In addition, in the event of a Sale Transaction, Mr. Crumly will receive a bonus payment equal to the lesser of $1,500,000 or a percentage of the monthly gross sales of accounts relating to customers introduced to the Company by Mr. Crumly. If his employment is terminated in certain circumstances, without cause, within four months after a Sale Transaction, Mr. Crumly is entitled to receive the compensation provided in this agreement, minus any compensation earned by other employment, until the expiration of the agreement on December 31, 2000.

    In December 1996, the Company entered into an employment agreement with Kelly D. Enos, pursuant to which Ms. Enos became Chief Financial Officer of the Company. The agreement provides for an annual salary of $150,000 (which has been increased to $160,000) and an option to purchase 153,750 shares of Common Stock at an exercise price of $4.00 per share. The agreement also provides that Ms. Enos will receive a severance payment equal to the compensation which she would have received under the remaining term of the agreement if she terminates the agreement as a result of STAR's default of its material obligations and duties under the agreement or if she is terminated by the Company without cause within four months after a Sale Transaction.

    In September 1996, STAR entered into an employment agreement with James E. Kolsrud, pursuant to which Mr. Kolsrud became Executive Vice President--Operations and Engineering of STAR. The agreement provides for a monthly salary of $16,667, an option to purchase 205,000 shares of Common Stock pursuant to the Company's 1996 Supplemental Stock Option Plan at a price of $4.00 per share, reimbursement of reasonable out-of-pocket expenses incurred in connection with Company business, and fringe benefits accorded to executives of the Company as determined by the Board of Directors. In the event of termination pursuant to the agreement, Mr. Kolsrud shall be entitled to receive compensation accrued and payable to him as of the date of his termination or death, and all other amounts payable to him under the agreement shall thereupon cease. If his employment is terminated in certain circumstances within four months after a Sale Transaction, then Mr. Kolsrud shall continue to receive the compensation provided in the agreement until the expiration of the agreement on December 31, 2000.

DIRECTOR COMPENSATION

    The Company's non-employee directors receive $2,000 for each Board meeting attended and $1,000 for each telephonic Board meeting. In addition, each non-employee director is reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees. In 1996, Messrs. Hutchins and Snedegar were each granted stock options to purchase 20,500 shares of Common Stock. In 1997, Messrs. Hutchins, Snedegar and Roland Van der Meer, a former Director, were each granted stock options to purchase 10,250 shares of Common Stock. In 1998, Messrs. Hutchins, Snedegar and Gershien were each granted stock options to purchase 10,250 shares of Common Stock. See "Certain Transactions--Transactions with Outside Directors."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT.

    The following table sets forth certain information known to the Company regarding beneficial ownership of Common Stock as of March 16, 1998, by (i) each person who is known by STAR to own beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Named Officers and (iv) all current officers and directors as a group.

                                                                      SHARES BENEFICIALLY      PERCENTAGE OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                      OWNED             BENEFICIALLY OWNED(2)
------------------------------------------------------------------  ------------------------  -----------------------
Entities affiliated with the Hunt Family Trusts(3)................           2,099,182                     5.9%
    3900 Thanksgiving Tower
    Dallas, Texas 75201

Gotel Investments, Ltd.(4)........................................           1,874,532                     5.2
    16, Rue de la Pelissiere
    1204, Geneva
    Switzerland

Gordon Hutchins, Jr.(5)...........................................             178,350                   *

John R. Snedegar(6)...............................................              30,750                   *

Mark Gershien.....................................................                  --                   *

Christopher E. Edgecomb...........................................          13,668,707                    38.2

Mary A. Casey.....................................................           1,646,613                     4.6

David Vaun Crumly(7)..............................................             594,500                     1.7

James E. Kolsrud(8)...............................................              71,747                   *

Kelly D. Enos(9)..................................................              54,837                   *

All directors and executive officers as a group
  (8 persons)(10).................................................          16,245,504                    44.8

------------------------

  * Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. The address for each listed director and officer is c/o STAR Telecommunications, Inc., 223 East De La Guerra Street, Santa Barbara, California 93101. To the Company's knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

 (2) Percentage of beneficial ownership is based on approximately 35,804,000 shares of Common Stock outstanding as of March 16, 1998. The number of shares of Common Stock beneficially owned includes the shares issuable pursuant to stock options that are exercisable within sixty days of March 31, 1998. Shares issuable pursuant to stock options are deemed outstanding for computing the percentage of the person holding such options but are not outstanding for computing the percentage of any other person.

 (3) Consists of 692,895 shares held by Lyda Hunt--Herbert Trusts--David Shelton Hunt, 346,447 shares held by Lyda Hunt--Herbert Trusts--Bruce William Hunt, 346,447 shares held by Lyda Hunt-- Herbert Trusts--Douglas Herbert Hunt, 346,447 shares held by Lyda Hunt--Herbert Trusts--Barbara Ann Hunt, 346,447 shares held by Lyda Hunt--Herbert Trusts--Lyda Bunker Hunt and 20,500 shares held by David Shelton Hunt. The co-trustees of each of the Hunt Family Trusts hold voting and investment power for all shares of STAR's Common Stock held by the respective trusts. Walter P. Roach and Gage A. Prichard are the co-trustees of each such trust.

 (4) The board of directors of Gotel Investments, Ltd. ("Gotel") holds voting and investment power for all shares of Common Stock held by Gotel. Gotel's board of directors is comprised of Barry Guterman, Walter Stresemann and Gregory Elias.

 (5) Consists of 178,350 shares issuable upon the exercise of stock options exercisable within sixty days of March 31, 1998.

 (6) Consists of 20,500 shares of Common Stock and 10,250 shares issuable upon the exercise of stock options exercisable within sixty days of March 31, 1998.

 (7) Consists of 451,000 shares of Common Stock, and 143,500 shares of Common Stock issuable upon the exercise of stock options exercisable within sixty days of March 31, 1998.

 (8) Consists of 20,497 shares of Common Stock held in joint tenancy and 51,250 shares of Common Stock issuable upon the exercise of stock options exercisable within sixty days of March 31, 1998.

 (9) Consists of 16,400 shares of Common Stock and 38,437 shares of Common Stock issuable upon the exercise of stock options exercisable within sixty days of March 31, 1998.

(10) Includes 421,787 shares of issuable upon the exercise of stock options exercisable within sixty days of March 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH OUTSIDE DIRECTORS

    The Company provided services to Digital Network, Inc. ("DNI") in the amount of approximately $1,141,000 in 1997. DNI is a wholly owned subsidiary of UDN, and John R. Snedegar, a Director of the Company, is President of UDN. On November 19, 1997, the Company entered into an agreement to acquire UDN. Messrs. Snedegar and Edgecomb beneficially own 11% and 2%, respectively, of the outstanding common stock of UDN. In the context of the potential acquisition of UDN, the Company has loaned $4.5 million to UDN at market rates of interest. Assumming the receipt of all necessary stockholder and regulatory approvals, management expects to consummate the UDN acquisition in the second quarter of 1998 for approximately 800,000 shares of Common Stock. Prior to consummation of the acquisition of UDN, the Company will receive a fairness opinion from an investment banking firm that the consideration paid was fair, from a financial point of view, to the stockholders of the Company. UDN's Common Stock is traded on the Vancouver Stock Exchange under the symbol UDN.

    GH Associates, an affiliate of Gordon Hutchins, Jr., a Director of the Company, provides consulting services to the Company. In 1995, 1996 and 1997, the Company made payments of approximately $60,000, $154,000 and $72,000, respectively, to GH Associates for general business consulting services relating to the telecommunications industry and for the performance of other tasks requested by the Company's Chief Executive Officer, President and Board of Directors. In addition, in connection with these services, the Company granted to Mr. Hutchins a nonstatutory option to purchase 205,000 shares of Common Stock at an exercise price of $1.46 per share.

    The Company's Outside Directors have been granted nonstatutory stock options under the Director Plan. See "Executive Compensation--Director Compensation."

TRANSACTIONS WITH EXECUTIVE OFFICERS

    In January 1998, the Company granted to each of Kelly D. Enos, David Vaun Crumly and James E. Kolsrud incentive stock options to purchase 4,100 shares of Common Stock at an exercise price of $16.31.

    On October 4, 1996, the Company entered into a $12.0 million line of credit with Comerica Bank. This line of credit was guaranteed by Christopher E. Edgecomb, the Company's Chief Executive Officer. The Company has entered into a new revolving credit facility since that time and Mr. Edgecomb's guarantee of the Comerica Bank line has been terminated. Mr. Edgecomb did not receive any additional compensation in connection with such guarantee. STAR has entered into lines of credit with Mr. Edgecomb in the aggregate amount of $1,448,000 that expire on March 30, 1998. Borrowings under the lines of credit bear interest at a rate of 9.0% and there was $138,000 outstanding under these lines of credit as of December 31, 1997. In addition, on November 27, 1997 the Company provided a short-term loan to Mr. Edgecomb for $8.0 million. The loan carried interest of 7% per annum and was repaid in seven days.

    Mr. Edgecomb owns Star Aero Services, Inc. ("Star Aero"), which has ownership interests in five airplanes that the Company utilizes for business travel from time to time. For the years ended December 31, 1995, 1996 and 1997, the Company paid $144,000, $68,000 and $171,000, respectively, in costs related to the use of Star Aero services.

    Mr. Crumly had controlling ownership of three companies that resold transmission capacity to the Company during 1996 for a total of approximately $240,000. No fees were paid to Mr. Crumly during 1997 with respect to such transmission capacity. In addition, the Company has agreed to reimburse legal fees incurred by such companies in connection with a dispute with the provider of the capacity that was resold to the Company. To date, the fees paid or incurred total approximately $131,000.

    Mr. Kolsrud has a 25% interest in Interpacket Group, Inc. ("Interpacket") which has direct termination arrangements with the Company for certain countries in Central and South America. For the years ended December 31, 1996 and 1997, the Company paid $37,000 and $256,000, respectively, for services rendered by Interpacket. In addition, the Company purchased satellite transmission equipment and services from Interpacket during 1997 in the amount of $1,114,000.

INDEMNIFICATION

    The Company's Amended and Restated Certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

    The Company's Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company's has also entered into or will enter into indemnification agreements with its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance if available on reasonable terms.

    The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this Report:

       (1) Index to Financial Statements:

                                                                                                 PAGE
                                                                                                 -----
Report of Independent Public Accountants                                                             F-1
Consolidated Balance Sheets as of December 31, 1996 and 1997                                         F-2
Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997           F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996
 and 1997                                                                                            F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997           F-5
Notes to Consolidated Financial Statements                                                           F-7

       (2) Index to Financial Statement Schedules:

Report of Independent Public Accountants                                           S-1
Schedule II--Valuation and Qualifying Accounts                                     S-2

       (3)(a) Exhibits:

   2.1*    Amended and Restated Stock Acquisition Agreement and Plan of Merger dated as of
           November 30, 1997 by and among the Registrant, Big Dave's Acquisition Corp., LCCR,
           Inc., and the shareholders listed on the signature page thereto.

   2.2**   Agreement and Plan of Merger dated as of November 19, 1997 by and among the
           Registrant, IIWII Corp. and United Digital Network, Inc. (the "UDN Merger
           Agreement").

   2.3**   First Amendment to the UDN Merger Agreement dated as of January 30, 1998.

   2.4**   Stock Purchase Agreement dated as of January 26, 1998 by and among the Registrant,
           T-One Corp. and Taha Mikati, as amended.

   3.1**   Amended and Restated Certificate of Incorporation of the Registrant.

   3.2**   Bylaws of the Registrant.

   4.1+++  Specimen Common Stock certificate.

   4.2+    Registration Rights Agreement, dated September 24, 1996, between the Registrant and the investors named therein.

   4.3+    Registration Rights Agreement, dated July 12, 1996, between the Registrant and the investor named therein.

   4.4+    Investor Rights Agreement dated July 25, 1996, between the Registrant and the investors named therein.

   4.5*    Registration Rights Agreement dated as of November 30, 1997 by and among the
           Company and the shareholders listed on the signature page thereto.

   4.6**   Registration Rights Agreement dated as of March 10, 1998 between the Registrant and Taha Mikati.

  10.1+    Form of Indemnification Agreement.

  10.2+    1996 Amended and Restated Stock Incentive Plan.

  10.3+    1996 Outside Director Nonstatutory Stock Option Plan.

  10.4++   1997 Omnibus Stock Incentive Plan.

  10.5+    Employment Agreement between the Registrant and Mary Casey dated July 14, 1995, as amended.

  10.6+    Employment Agreement between the Registrant and Kelly Enos dated December 2, 1996.

  10.7+    Employment Agreement between the Registrant and David Vaun Crumly dated January 1,
           1996.

  10.8+    Employment Agreement between the Registrant and James Kolsrud dated December 18,
           1996.

  10.9+    Consulting Agreement between the Registrant and Gordon Hutchins, Jr. dated May 1,
           1996.

  10.10+   Nonstatutory Stock Option Agreement between the Registrant and Gordon Hutchins,
           Jr. dated May 15, 1996.

  10.11+   Free Standing Commercial Building Lease between the Registrant and Thomas M.
           Spear, as receiver for De La Guerra Court Investments, dated for reference purposes as of March 1, 1996.

  10.12+   Standard Office Lease--Gross between the Registrant and De La Guerra Partners,
           L.P. dated for reference purposes as of July 9, 1996.

  10.13+   Office Lease between the Registrant and WHUB Real Estate Limited Partnership dated
           June 28, 1996, as amended.

  10.14+   Standard Form of Office Lease between the Registrant and Hudson Telegraph
           Associates dated February 28, 1996.

  10.15+   Agreement for Lease between the Registrant and Telehouse International Corporation
           of Europe Limited dated July 16, 1996.

  10.16+   Sublease between the Registrant and Borton, Petrini & Conron dated March 20, 1994, as amended.

  10.17+   Office Lease between the Registrant and One Wilshire Arcade Imperial, Ltd. dated
           June 28, 1996.

  10.18+   Lease Agreement between the Registrant and Telecommunications Finance Group dated
           April 6, 1995.

  10.19+   Lease Agreement between the Registrant and Telecommunications Finance Group dated
           January 3, 1996, as amended.

  10.20++  Master Lease Agreement between the Registrant and NTFC Capital Corporation dated
           December 20, 1996.

  10.21+   Variable Rate Installment Note between the Registrant and Metrobank dated October
           4, 1996.

  10.22+   Assignment of Purchase Order and Security Interest between the Registrant and DSC
           Finance Corporation dated January 1, 1996.

  10.23++  Line of Credit Promissory Note between the Registrant and Christopher E. Edgecomb dated November 7, 1996, as amended.

  10.24++  Office Lease Agreement between the Registrant and Beverly Hills Center LLC effective as of April 1, 1997.

  10.25**  Credit Agreement dated as of September 30, 1997 among the Registrant, the financial institutions party thereto and Sanwa Bank California, as amended.

  10.26**  Office Lease between the Registrant, Hudson Telegraph Associates and American
           Communications Corp., as amended.

  10.27**  Amendment Number Three to Employment Agreement between the Registrant and Mary A.
           Casey dated as of July 1, 1997.

  10.28**  Amendment Number One to Employment Agreement between the Registrant and Kelly D.
           Enos dated as of November 12, 1997.

  10.29**  Amendment Number One to First Restatement of Employment Agreement between the
           Registrant and James Kolsrud dated as of June 16, 1997.

  10.30**  Amendment Number One to Employment Agreement between the Registrant and David Vaun
           Crumly dated as of November 11, 1997.

  10.31**  First Amendment to Amended and Restated 1996 Stock Incentive Plan.

  10.32    Agreement dated as of December 1, 1997 between the Registrant and Nortel Dasa
           Network Systems GmbH & Co. KG.

  10.33**  Leasing Agreement between the Registrant and Nortel Dasa Network Systems GmbH &
           Co. KG.

  10.34**  Guarantee Agreement between the Registrant and Nortel Dasa Network Systems GmbH &
           Co. KG.

  10.35**  Note and Security Agreement dated as of December 18, 1997 between the Registrant and NationsBanc Leasing Corporation.

  10.36**  Amendment of Lease dated as of September 30, 1997 between the Registrant and
           Hudson Telegraph (reference is hereby made to Exhibit 10.14).

  10.37    Intentionally omitted.

  10.38**  Lease Agreement dated July 29, 1996 between the Registrant and Telecommunications
           Finance Group.

  10.39**  Promissory Note issued by Christopher E. Edgecomb in favor of the Registrant dated
           November 26, 1997.

  10.40**  Stock Pledge Agreement dated November 26, 1997 between the Registrant and
           Christopher E. Edgecomb.

  10.41**  Commercial Lease dated October 31, 1997 between the Registrant and Prinzenpark
           GbR.

  10.42**  Commercial Lease dated October 9, 1997 between the Registrant and WSL Weststadt
           Liegenschafts GmbH.

  10.43**  Office Lease between the Registrant and Airport-Center KGHP Gewerbeban GmbH & Cie.

  10.44**  Lease dated November 19, 1997 between the Registrant and DIFA Deutsche Immobilien
           Fonds Aktiengesellschaft.

  21.1     Subsidiaries of the Registrant.

  23.1     Consent of Arthur Andersen LLP, Independent Accountants.

  24.1     Power of Attorney (see page II-1).

  27.1     Financial Data Schedule.

------------------------

  + Filed as an exhibit to the Company's Registration Statement on Form S-1
    (Registration No. 333-21325) on February 7, 1997 and incorporated by reference herein.

 ++ Filed as an exhibit to Amendment No. 1 to the Company's Registration
    Statement on Form S-1 (Registration No. 333-21325) on May 16, 1997 and incorporated by reference herein.

+++ Filed as an exhibit to Amendment No. 2 to the Company's Registration
    Statement on Form S-1 (Registration No. 333-21325) on May 29, 1997 and incorporated by reference herein.

  * Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 000-22581) on December 15, 1997 and incorporated by reference herein.

 ** Filed as an exhibit to the Company's Registration Statement on Form S-1
    (Registration No. 333-48559) on March 24, 1998 and incorporated by reference herein.

    (b) Reports on Form 8-K:

       Current Report on Form 8-K, dated November 30, 1997, reporting under Item 2: (i) the acquisition by STAR of all of the outstanding shares of the capital stock of LCCR, Inc. ("LCCR"); (ii) the Audited Financial Statements of LCCR; (iii) Pro Forma Combined Balance Sheet of STAR and LCCR as of September 30, 1997; (iv) Pro Forma Combined Statements of Operations of STAR and LCCR for the year ended December 31, 1996 and for the nine-month period ended September 30, 1997; and (v) Notes to Pro Forma Combined Statements of STAR and LCCR.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of STAR Telecommunications, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of STAR TELECOMMUNICATIONS, INC. (a Delaware corporation) AND SUBSIDIARIES, as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STAR Telecommunications, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 12, 1998

(Except with respect to the
stock split discussed in
Note 14 as to which the
date is March 31, 1998)

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                              DECEMBER 31,
                                                                                         -----------------------
                                                                                            1996        1997
                                                                                         ----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents............................................................  $1,726,000  $ 1,458,000
  Short-term investments...............................................................   1,630,000   18,579,000
  Accounts receivable, net of allowance of $6,202,000 and $7,745,000 at December 31,
    1996 and 1997, respectively........................................................  27,660,000   42,407,000
  Receivable from related parties......................................................     115,000           --
  Other receivables....................................................................     284,000    2,198,000
  Prepaid expenses.....................................................................     960,000    4,712,000
  Prepaid taxes........................................................................     677,000           --
  Deferred income taxes................................................................          --    3,699,000
  Other current assets.................................................................     825,000       61,000
                                                                                         ----------  -----------
    Total current assets...............................................................  33,877,000   73,114,000
                                                                                         ----------  -----------
PROPERTY AND EQUIPMENT:
  Operating equipment..................................................................   8,653,000   29,142,000
  Leasehold improvements...............................................................   4,248,000    6,289,000
  Furniture, fixtures and equipment....................................................   2,418,000    4,564,000
                                                                                         ----------  -----------
                                                                                         15,319,000   39,995,000
  Less-Accumulated depreciation and amortization.......................................  (1,407,000)  (5,638,000)
                                                                                         ----------  -----------
                                                                                         13,912,000   34,357,000
                                                                                         ----------  -----------
OTHER ASSETS:
  Investments..........................................................................     153,000       27,000
  Deposits.............................................................................   5,630,000    6,055,000
  Other................................................................................     428,000           --
                                                                                         ----------  -----------
                                                                                          6,211,000    6,082,000
                                                                                         ----------  -----------
    Total assets.......................................................................  $54,000,000 $113,553,000
                                                                                         ----------  -----------
                                                                                         ----------  -----------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit............................................................  $7,814,000  $        --
  Revolving lines of credit with stockholder...........................................      26,000      138,000
  Current portion of long-term debt....................................................     267,000      480,000
  Current portion of obligations under capital leases..................................     872,000    2,495,000
  Accounts payable.....................................................................   9,391,000    7,987,000
  Taxes payable........................................................................          --    2,156,000
  Related party payable................................................................     269,000           --
  Accrued line costs...................................................................  19,494,000   38,403,000
  Accrued expenses.....................................................................   2,086,000    5,609,000
                                                                                         ----------  -----------
    Total current liabilities..........................................................  40,219,000   57,268,000
                                                                                         ----------  -----------
LONG-TERM LIABILITIES:
  Long-term debt, net of current portion...............................................     466,000      348,000
  Capital lease obligations, net of current portion....................................   4,936,000   11,139,000
  Deferred compensation................................................................     116,000       57,000
  Deposits.............................................................................          --      164,000
  Other long-term liabilities..........................................................     352,000      563,000
                                                                                         ----------  -----------
    Total long-term liabilities........................................................   5,870,000   12,271,000
                                                                                         ----------  -----------
STOCKHOLDERS' EQUITY:
  Series A Preferred Stock, $.001 par value, authorized-- 5,000,000 shares
    Issued and outstanding-- 2,802,446 at December 31, 1996 and none at December 31,
    1997...............................................................................       3,000           --
  Common Stock, $.001 par value, authorized - 50,000,000 shares
    Issued and outstanding-- 23,223,810 and 33,678,519 at December 31, 1996 and 1997,
    respectively.......................................................................      23,000       34,000
  Additional paid-in capital...........................................................  13,971,000   45,407,000
  Deferred compensation................................................................    (118,000)     (30,000)
  Retained earnings (deficit)..........................................................  (5,968,000)  (1,397,000)
                                                                                         ----------  -----------
    Stockholders' equity...............................................................   7,911,000   44,014,000
                                                                                         ----------  -----------
      Total liabilities and stockholders' equity.......................................  $54,000,000 $113,553,000
                                                                                         ----------  -----------
                                                                                         ----------  -----------

   The accompanying notes are an integral part of these consolidated balance sheets.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                       1995            1996            1997
                                                                   -------------  --------------  --------------
REVENUES.........................................................  $  46,283,000  $  237,991,000  $  376,198,000
COSTS OF SERVICES................................................     31,897,000     205,585,000     325,237,000
                                                                   -------------  --------------  --------------
  Gross Profit...................................................     14,386,000      32,406,000      50,961,000
                                                                   -------------  --------------  --------------
OPERATING EXPENSES:
  Selling, general and administrative expenses...................     10,086,000      34,331,000      35,381,000
  Depreciation and amortization..................................        186,000       1,151,000       4,245,000
  Merger expense.................................................             --              --         286,000
                                                                   -------------  --------------  --------------
                                                                      10,272,000      35,482,000      39,912,000
                                                                   -------------  --------------  --------------
    Income (loss) from operations................................      4,114,000      (3,076,000)     11,049,000
                                                                   -------------  --------------  --------------
OTHER INCOME (EXPENSES):
  Interest income................................................         22,000         110,000         492,000
  Interest expense...............................................        (64,000)       (601,000)     (1,633,000)
  Legal settlement and expenses..................................             --        (100,000)     (1,653,000)
  Other income (expense).........................................        (33,000)         39,000         208,000
                                                                   -------------  --------------  --------------
                                                                         (75,000)       (552,000)     (2,586,000)
                                                                   -------------  --------------  --------------
    Income (loss) before provision for income taxes..............      4,039,000      (3,628,000)      8,463,000

PROVISION FOR INCOME TAXES.......................................         66,000         592,000       2,895,000
                                                                   -------------  --------------  --------------
NET INCOME (LOSS)................................................  $   3,973,000  $   (4,220,000) $    5,568,000
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------
    Income (loss) before provision for income taxes..............      4,039,000      (3,628,000)      8,463,000
PRO FORMA INCOME TAXES (UNAUDITED)...............................      1,632,000       1,535,000       3,090,000
                                                                   -------------  --------------  --------------
PRO FORMA NET INCOME (LOSS) (UNAUDITED)..........................  $   2,407,000  $   (5,163,000) $    5,373,000
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------
Pro forma basic income (loss) per common share (unaudited).......  $        0.13  $        (0.24) $         0.19
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------
Pro forma diluted income (loss) per common share (unaudited).....  $        0.13  $        (0.24) $         0.17
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------

 The accompanying notes are an integral part of these consolidated statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                             PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                                          ----------------------  ----------------------   PAID-IN      DEFERRED
                                                           SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL    COMPENSATION
                                                          ---------  -----------  ---------  -----------  ----------  -------------
Balance, December 31, 1994..............................         --   $      --   17,455,959  $  17,000   $  341,000    $      --

Issuance of common stock................................         --          --   1,843,339       2,000      101,000           --
Conversion of debt to equity............................         --          --          --          --      990,000           --
Net income..............................................         --          --          --          --           --           --
Cash distributions to stockholders......................         --          --          --          --           --           --
                                                          ---------  -----------  ---------  -----------  ----------  -------------
Balance, December 31, 1995..............................         --          --   19,299,298     19,000    1,432,000           --

Effect of terminating the S-corporation election........         --          --          --          --     (690,000)          --
Compensation expense relating to stock options..........         --          --          --          --      168,000     (118,000)
Issuance of common stock................................         --          --   3,924,512       4,000    5,564,000           --
Issuance of preferred stock.............................  2,802,446       3,000          --          --    7,497,000           --
Net loss................................................         --          --          --          --           --           --
Cash distributions to stockholders......................         --          --          --          --           --           --
                                                          ---------  -----------  ---------  -----------  ----------  -------------
Balance, December 31, 1996..............................  2,802,446       3,000   23,223,810     23,000   13,971,000     (118,000)

Effect of L.D. Services terminating the S-corporation
  election..............................................         --          --          --          --      (61,000)          --
Conversion of redeemable preferred stock to common
  stock.................................................  (2,802,446)     (3,000) 1,868,284       3,000           --           --
Initial public offering of common stock.................         --          --   8,097,500       8,000   30,936,000           --
Exercise of stock options...............................         --          --     488,925          --      447,000           --
Compensation expense relating to stock options..........         --          --          --          --           --       88,000
Tax benefit from non-qualified stock options............         --          --          --          --      114,000           --
Cash distributions to stockholders......................         --          --          --          --           --           --
Net income..............................................         --          --          --          --           --           --
                                                          ---------  -----------  ---------  -----------  ----------  -------------
Balance, December 31, 1997..............................         --   $      --   33,678,519  $  34,000   $45,407,000   $ (30,000)
                                                          ---------  -----------  ---------  -----------  ----------  -------------
                                                          ---------  -----------  ---------  -----------  ----------  -------------

                                                           RETAINED
                                                           EARNINGS
                                                          (DEFICIT)     TOTAL
                                                          ----------  ----------
Balance, December 31, 1994..............................  $1,839,000  $2,197,000
Issuance of common stock................................          --     103,000
Conversion of debt to equity............................          --     990,000
Net income..............................................   3,973,000   3,973,000
Cash distributions to stockholders......................  (4,216,000) (4,216,000)
                                                          ----------  ----------
Balance, December 31, 1995..............................   1,596,000   3,047,000
Effect of terminating the S-corporation election........     690,000          --
Compensation expense relating to stock options..........          --      50,000
Issuance of common stock................................          --   5,568,000
Issuance of preferred stock.............................          --   7,500,000
Net loss................................................  (4,220,000) (4,220,000)
Cash distributions to stockholders......................  (4,034,000) (4,034,000)
                                                          ----------  ----------
Balance, December 31, 1996..............................  (5,968,000)  7,911,000
Effect of L.D. Services terminating the S-corporation
  election..............................................      61,000          --
Conversion of redeemable preferred stock to common
  stock.................................................          --          --
Initial public offering of common stock.................          --  30,944,000
Exercise of stock options...............................          --     447,000
Compensation expense relating to stock options..........          --      88,000
Tax benefit from non-qualified stock options............          --     114,000
Cash distributions to stockholders......................  (1,058,000) (1,058,000)
Net income..............................................   5,568,000   5,568,000
                                                          ----------  ----------
Balance, December 31, 1997..............................  $(1,397,000) $44,014,000
                                                          ----------  ----------
                                                          ----------  ----------

 The accompanying notes are an integral part of these consolidated statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                          1995           1996           1997
                                                                     --------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................  $    3,973,000  $  (4,220,000) $   5,568,000
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization..................................         186,000      1,151,000      4,245,000
    Loss on investment.............................................          80,000             --             --
    Loss on disposal of equipment..................................              --             --         42,000
    Compensation expense relating to stock options.................              --         50,000         88,000
    Provision for doubtful accounts................................         217,000     15,753,000      7,695,000
    Deferred income taxes..........................................              --             --     (3,699,000)
    Deferred compensation..........................................              --        116,000        (59,000)
Decrease (increase) in assets:
  Accounts receivable..............................................     (10,522,000)   (28,476,000)   (22,442,000)
  Receivable from related parties..................................         129,000        (65,000)       115,000
  Other receivables................................................        (268,000)            --     (1,914,000)
  Prepaid expenses.................................................        (114,000)      (830,000)    (3,752,000)
  Deposits.........................................................        (630,000)    (4,948,000)      (425,000)
  Prepaid taxes....................................................              --       (677,000)       677,000
  Other current assets.............................................              --       (825,000)       764,000
Increase (decrease) in liabilities:
  Accounts payable.................................................       8,035,000     (1,269,000)    (1,404,000)
  Taxes payable....................................................              --             --      2,270,000
  Related party payables...........................................         320,000        (51,000)      (269,000)
  Accrued line costs...............................................         476,000     19,018,000     18,909,000
  Accrued expenses.................................................         194,000      1,865,000      3,523,000
  Deposits.........................................................              --             --        164,000
                                                                     --------------  -------------  -------------
        Net cash provided by (used in) operating activities........       2,076,000     (3,408,000)    10,096,000
                                                                     --------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................................      (1,123,000)    (7,852,000)   (13,436,000)
  Investments......................................................              --       (153,000)       126,000
  Short-term investments...........................................              --     (1,630,000)   (16,949,000)
  Other............................................................              --       (139,000)       639,000
                                                                     --------------  -------------  -------------
        Net cash used in investing activities......................      (1,123,000)    (9,774,000)   (29,620,000)
                                                                     --------------  -------------  -------------

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                               YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                         1995           1996            1997
                                                                     -------------  -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stockholders' distributions......................................  $  (4,216,000) $  (4,034,000) $   (1,058,000)
  Borrowings under lines of credit.................................      1,460,000     14,746,000      34,211,000
  Repayments under lines of credit.................................       (130,000)    (8,262,000)    (42,025,000)
  Borrowings under lines of credit with stockholder................      3,418,000        701,000         583,000
  Repayments under lines of credit with stockholder................     (1,319,000)    (1,873,000)       (471,000)
  Borrowings under long-term debt..................................             --        800,000         193,000
  Payments under long-term debt....................................             --        (67,000)     (1,622,000)
  Payments under capital lease obligations.........................        (52,000)      (358,000)     (1,946,000)
  Issuance of common stock.........................................             --      5,568,000      30,944,000
  Stock options exercised..........................................             --             --         447,000
  Issuance of preferred stock......................................             --      7,500,000              --
                                                                     -------------  -------------  --------------
      Net cash (used in) provided by financing activities..........       (839,000)    14,721,000      19,256,000
                                                                     -------------  -------------  --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................        114,000      1,539,000        (268,000)
CASH AND CASH EQUIVALENTS, beginning of year.......................         73,000        187,000       1,726,000
                                                                     -------------  -------------  --------------
CASH AND CASH EQUIVALENTS, end of year.............................  $     187,000  $   1,726,000  $    1,458,000
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------

  The accompanying notes are an integral part of these consolidated statements

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. NATURE OF BUSINESS

    STAR Telecommunications, Inc., a Delaware corporation, and Subsidiaries (the "Company" or "STAR"), is an emerging multinational carrier focused primarily on the international long distance market. The Company offers highly reliable, low-cost switched voice services on a wholesale basis primarily to U.S.-based long distance carriers. STAR provides international long distance service through a flexible network comprised of foreign termination relationships, international gateway switches, leased and owned transmission facilities and resale arrangements with other long distance providers. While the Company was incorporated in 1993, it did not commence its current business as a provider of long distance services until the second half of 1995. During the six months ended June 1995, the Company primarily acted as an agent for, and provided various consulting services to, companies in the telecommunications industry.

    During 1996 and 1997, the Company established several wholly-owned foreign subsidiaries to further expand its international network. The Company made substantial investments to install switch facilities in two of these subsidiaries, Star Europe Limited (SEL) which is located in London, England, and Star Telecommunications Deutschland (GmbH) which is located in Frankfurt, Germany. The Company plans to use these switch facilities to decrease international traffic termination costs and to initiate outbound calls from these local markets.

    In December 1997, the Company entered into the domestic commercial long-distance market through the acquisition of L.D. Services, Inc., also known as LCCR Inc. ("LDS"). LDS is a retail long-distance service provider throughout the United States. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the results of operations, financial position and cash flows of LDS as though it had always been a part of STAR (see
Note 8). The pro forma results of operations and pro forma income or loss per common share for 1995, 1996 and 1997 assumes that both STAR and LDS had been C-Corporations for all periods presented.

    The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, regulations (both domestic and foreign), dependence on transmission facilities-based carriers and suppliers, price competition and competition from larger industry participants.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of STAR Telecommunications, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

    REVENUE RECOGNITION

    The Company records revenues for telecommunications sales at the time of customer usage. Finance charges for customer late payments are included in revenues and amount to $32,000, $1,467,000 and $2,747,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    COST OF SERVICES

    Cost of services for wholesale long distance services represents direct charges from vendors that the Company incurs to deliver service to its customers. These include leasing costs for the dedicated phone lines, which form the Company's network, and rate-per-minute charges from other carriers that terminate traffic on behalf of the Company. In addition, retail long distance service cost includes billing and collection service fees from local exchange carriers and call rating services.

    ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC

    The Company has carrier service agreements with telecommunication carriers in foreign countries under which international long distance traffic is both originated and terminated on the Company's network. The Company records revenues and related costs as the traffic is recorded in the switch. Revenue from foreign customers equaled $178,000 and $6,577,000 for the years ended December 31, 1996 and 1997, respectively. The Company had no revenues from foreign customers during 1995.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of demand deposits and money market funds, which are highly liquid short-term instruments with original maturities of three months or less from the date of purchase. Cash and cash equivalents are stated at cost, which approximates market.

    FINANCIAL INSTRUMENTS

    The carrying amounts of notes payable and capital lease obligations approximate their fair value because interest rates approximate market rates for similar instruments.

    Off balance sheet derivative financial instruments at December 31, 1997 consist of foreign currency exchange agreements.

    The Company enters into foreign currency exchange contracts to manage foreign currency exposures. The principle objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparty to these contractual arrangements is a multi-national financial institution with which the Company also has other financial relationships.

    The Company enters into forward currency exchange contracts in the normal course of business to manage its exposure against foreign currency fluctuations on payable positions resulting from fixed asset purchases and other contractual expenditures denominated in foreign currencies. At December 31, 1997, gains and losses on foreign exchange contracts are not material to the consolidated financial statements.

    The fair values of foreign currency contracts are estimated by obtaining quotes from brokers. At December 31, 1997, the Company has foreign currency contracts outstanding with the notional value of $6,305,000 which had an estimated fair value to receive $6,218,000 worth of German marks and British pounds, the difference of which has been recognized in operations.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table summarizes outstanding commitments to purchase foreign currency at December 31, 1997:

                                              MATURITY             NOTIONAL
                                                DATE                AMOUNT      FAIR VALUE   DIFFERENCE
                                     --------------------------  ------------  ------------  ----------
British Pounds.....................   1/29/98 through 3/27/98    $    364,000  $    373,000  $    9,000
Deutsche Mark......................   1/05/98 through 1/26/98       5,941,000     5,845,000     (96,000)
                                                                 ------------  ------------  ----------
                                                                 $  6,305,000  $  6,218,000  $  (87,000)
                                                                 ------------  ------------  ----------
                                                                 ------------  ------------  ----------

    MARKETABLE SECURITIES

    Marketable securities consists of interest bearing securities with original maturities in excess of three months. At December 31, 1997, the fair market value of temporary investments, classified as "available for sale securities", approximated cost, thus no unrealized holding gains or losses were reported in the accompanying balance sheets. During fiscal year 1997, the Company realized gains from the sale of securities of approximately $48,000.

    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Depreciation and amortization of property and equipment are computed using the straight-line method over the following estimated useful lives:

Operating equipment.......................................      5-25 years
Leasehold improvements....................................   Life of lease
Computer equipment........................................       3-7 years
Furniture and fixtures....................................       5-7 years

    Operating equipment includes assets financed under capital lease obligations of $6,218,000 and $15,921,000 at December 31, 1996 and 1997, respectively.
Accumulated amortization related to assets financed under capital leases was $391,000 and $2,123,000 at December 31, 1996 and 1997, respectively.

    In addition, operating equipment includes seven Indefeasible Rights of Use
(IRU) in cable systems amounting to $110,000 and $2,303,000 and four ownership interests in an international cable amounting to $148,000 and $1,534,000 at December 31, 1996 and 1997, respectively. These assets are amortized over the life of the agreements of 14 to 25 years (see Note 5).

    Replacements and betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in other income or expense.

    DEPOSITS AND OTHER ASSETS

    Deposits represent payments made to long distance providers to secure lower rates. These deposits are refunded or applied against future services. Other assets at December 31, 1996 represent initial public offering expenses, which were subsequently charged to additional paid in capital during 1997 at the time of the initial public offering.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CONSOLIDATED STATEMENTS OF CASH FLOWS

    During the years ended December 31, 1995, 1996 and 1997 cash paid for interest was $45,000, $534,000 and $1,359,000, respectively. For the same periods, cash paid for income taxes amounted to $51,000, $1,262,000 and $3,761,000, respectively.

    Non-cash investing and financing activities are as follows:

                                                                               YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1995           1996           1997
                                                                      -------------  -------------  -------------
Equipment purchased through capital leases..........................  $   1,052,000  $   5,166,000  $   9,772,000
Notes issued for asset purchases....................................             --             --      1,524,000
Debt converted to equity............................................      1,093,000             --             --
Tax benefits related to stock options...............................             --             --        114,000

    These non-cash transactions are excluded from the consolidated statements of cash flows.

    NET INCOME (LOSS) PER COMMON SHARE

    The following schedule summarizes the information used to compute pro forma net income or loss per common share for the years ended December 31, 1995, 1996 and 1997:

                                                                          1995           1996           1997
                                                                      -------------  -------------  -------------
Pro forma net income (loss).........................................  $   2,407,000  $  (5,163,000) $   5,373,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average number of common shares used to compute basic
 earnings (loss) per share..........................................     18,020,000     21,939,000     28,868,000
Weighted average common share equivalents...........................             --             --      2,757,000
                                                                      -------------  -------------  -------------
Weighted average number of common shares and common share
 equivalents used to compute diluted net income (loss) per common
 share..............................................................     18,020,000     21,939,000     31,625,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Basic pro forma net income (loss) per common share (unaudited)......  $        0.13  $       (0.24) $        0.19
Diluted pro forma net income (loss) per common share (unaudited)....  $        0.13  $       (0.24) $        0.17

    CONCENTRATIONS OF RISK

    The Company's two largest customers account for approximately 25 percent and 7 percent of gross accounts receivable at December 31, 1996 and 1997, respectively. The Company's largest customer and second largest customer in 1997 represent 3 percent and 4 percent of accounts receivable as of December 31, 1997, respectively. The Company's largest customer in 1996 was Cherry Communications, Inc. The second largest customer in 1996 was Hi-Rim Communications, Inc. Only one customer, Cherry Communications had a receivable balance exceeding 10 percent of gross accounts receivable at December 31, 1996 and no individual customer has an account receivable balance greater than 10 percent of gross accounts receivable at December 31, 1997.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The two largest customers represent approximately 16 percent, 26 percent and 17 percent of revenues during the years ended December 31, 1995, 1996 and 1997, respectively. During 1995 and 1996, only sales to Cherry Communications exceeded 10 percent of total sales. For the year ended December 31, 1997, only one customer equaled 10 percent of consolidated sales.

    The Company performs ongoing credit evaluations of its customers. The Company analyzes daily traffic patterns and concludes whether or not the customer's credit status justifies the traffic volume. If the customer is deemed to carry too large a volume in relation to its credit history, the traffic received by the Company's switch is reduced to prevent further build up of the receivable from this customer. The Company's allowance for doubtful accounts is based on current market conditions.

    Purchases from the four largest vendors for the years ended December 31, 1995 and 1996 amounted to 57 percent and 45 percent of total purchases, respectively. Purchases from the four largest vendors for the year ended December 31, 1997 amounted to 36 percent of total purchases.

    Included in the Company's balance sheets at December 31, 1996 and 1997 are approximately $179,000 and $6,367,000 of equipment which is located in foreign countries.

    USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The statement replaces primary EPS with basic EPS, which is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. The provision requires the calculation of diluted EPS. The Company adopted this statement in 1997 and all prior year earnings per share amounts have been recalculated based on the provisions of SFAS No. 128.

    TRANSLATION OF FOREIGN CURRENCY

    Management determined that the functional currency of its foreign subsidiaries is still the U.S. dollar. Thus all foreign translation gains or losses are reflected in the results of operations in other income (expense).

    The foreign subsidiary balance sheets are translated into U.S. dollars using the year-end exchange rates except for prepayments, property, other long-term assets, and stockholders' equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenues and expenses are translated at average rates during the year except for depreciation and amortization, which are translated at historical rates.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

3. ACCRUED EXPENSES

    Accrued expenses at December 31, 1996 and 1997 consist of the following:

                                                                                  1996          1997
                                                                              ------------  ------------
Payroll and related.........................................................  $    783,000  $    943,000
Management bonuses..........................................................        25,000       152,000
Professional services.......................................................       640,000       384,000
Sales and other taxes.......................................................        10,000       295,000
Line and billing cost.......................................................       324,000     2,592,000
Other.......................................................................       304,000     1,243,000
                                                                              ------------  ------------
                                                                              $  2,086,000  $  5,609,000
                                                                              ------------  ------------
                                                                              ------------  ------------

4. LINES OF CREDIT

    BANK LINE OF CREDIT

    Effective as of September 30, 1997, the Company executed an agreement with Sanwa Bank, California for a $25 million line of credit, which expires on July 1, 1999. The facility has certain financial and non-financial covenants that include, among other restrictions, the maintenance of minimum levels of tangible net worth. Borrowings on the facility are limited to 75 percent of eligible accounts receivable and are secured by substantially all of the assets of the Company. The credit facility provides for borrowings at an interest rate based upon the bank's cost of funds plus 1.75 percent (7.47 percent at December 31, 1997). The Company plans to use the credit facility to support letters of credit and for working capital or other general corporate purposes. At December 31, 1997, no amounts were outstanding, however the Company's availability under this credit facility was reduced to $20.1 million due to $4.9 million in letters of credit which were outstanding at December 31, 1997.

    The weighted average interest rate on short term debt during the years ended December 31, 1995, 1996 and 1997 was 10.21 percent, 9.68 percent and 9.12 percent, respectively.

    LINES OF CREDIT WITH STOCKHOLDER

    At December 31, 1996 and 1997, the Company's revolving lines of credit with the founder and chief executive officer of the Company totaled $1,448,000. The debt matures on March 30, 1998 with interest payable at maturity at a rate of 9 percent. There was $1,422,000 and $1,310,000 available to be borrowed against these lines of credit at December 31, 1996 and 1997, respectively. The Company recognized interest expense related to this debt of $11,000, $34,000 and $9,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

5. LONG-TERM DEBT

    The Company finances some of its telecommunication equipment under capital lease arrangements or through notes payable as follows:

                                                                                    DECEMBER 31,
                                                                             ---------------------------
                                                                                 1996          1997
                                                                             ------------  -------------
Bank debt at prime plus 1.5 percent........................................  $    733,000  $          --

Notes payable for Indefeasible Rights of Use on submarine cable, payable in quarterly installments of principal plus interest at LIBOR plus 6 percent
 (11.72 percent at December 31, 1997) through September 1999...............            --        762,000

Note payable for Indefeasible Right of Use, payable in quarterly installments of $9,000 plus interest at LIBOR plus 6 percent through
 September 1999............................................................            --         66,000

Obligations under capital leases...........................................     5,808,000     13,634,000
                                                                             ------------  -------------

                                                                             $  6,541,000  $  14,462,000
                                                                             ------------  -------------
                                                                             ------------  -------------

    Minimum future lease payments under capital leases at December 31, 1997 are as follows:

YEAR ENDING DECEMBER 31,
-----------------------------------------------------------------------------------------
    1998.................................................................................  $   3,944,000
    1999.................................................................................      3,943,000
    2000.................................................................................      3,614,000
    2001.................................................................................      2,927,000
    2002.................................................................................      2,505,000
    Thereafter...........................................................................        814,000
                                                                                           -------------
                                                                                              17,747,000
Less: Amount representing interest.......................................................     (4,113,000)
                                                                                           -------------
                                                                                              13,634,000
Less: Current portion....................................................................     (2,495,000)
                                                                                           -------------
                                                                                           $  11,139,000
                                                                                           -------------
                                                                                           -------------

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

6. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company leases office space, dedicated private telephone lines, equipment and other items under various agreements expiring through 2006. At December 31, 1997, the minimum aggregate payments under non-cancelable operating leases are summarized as follows:

                                                           FACILITIES AND    DEDICATED
YEAR ENDING DECEMBER 31,                                     EQUIPMENT     PRIVATE LINES      TOTAL
---------------------------------------------------------  --------------  -------------  -------------
    1998.................................................   $  3,375,000   $   4,969,000  $   8,344,000
    1999.................................................      3,318,000       1,906,000      5,224,000
    2000.................................................      3,283,000         372,000      3,655,000
    2001.................................................      2,946,000              --      2,946,000
    2002.................................................      2,739,000              --      2,739,000
    Thereafter...........................................      8,423,000              --      8,423,000
                                                           --------------  -------------  -------------
                                                            $ 24,084,000   $   7,247,000  $  31,331,000
                                                           --------------  -------------  -------------
                                                           --------------  -------------  -------------

    Facility and equipment rent expense for the years ended December 31, 1995, 1996 and 1997 was approximately $195,000, $1,076,000 and $3,199,000, respectively. Dedicated private line expense was approximately $604,000, $7,045,000 and $9,414,000, for those same periods and is included in cost of services in the accompanying consolidated statements of operations.

    EMPLOYMENT AGREEMENTS

    The Company has employment agreements through December 31, 2000 with several employees and executives. Some of these agreements provide for a continuation of salaries in the event of a termination, with or without cause, following a change in control of the Company. One agreement provides for a payment of at least $1,500,000 in the event of a change in control of the Company.

    The Company expensed $116,000 and $64,000 of deferred compensation relating to these agreements for the years ended December 31, 1996 and 1997, respectively.

    PURCHASE COMMITMENTS

    The Company is obligated under various service agreements with long distance carriers to pay minimum usage charges. The Company anticipates exceeding the minimum usage volume with these vendors. Minimum future usage charges at December 31, 1997 are as follows:

YEAR ENDING DECEMBER 31,
-----------------------------------------------------------------------------------------
1998.....................................................................................  $  44,053,000
1999.....................................................................................      8,356,000
2000.....................................................................................      2,949,000
2001.....................................................................................         65,000
2002.....................................................................................         65,000
Thereafter...............................................................................        774,000
                                                                                           -------------
                                                                                           $  56,262,000
                                                                                           -------------
                                                                                           -------------

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company has entered into six fixed asset purchase agreements. These commitments are to purchase IRU's, switches, and leasehold improvements for switch sites. The total commitment approximates $63 million. The Company plans to finance the majority of these costs through capital lease arrangements.

    LEGAL MATTERS

    The Company is subject to litigation from time to time in the normal course of business. Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company and after consultation with counsel, management believes that such litigation will not have a material adverse effect on its financial position or results of operations.

    On September 4, 1997, prior to the merger between LDS and the Company, LDS entered into a settlement agreement with the Consumer Services Division of the California Public Utilities Commission (PUC). The agreement settles the alleged unauthorized switching of long-distance customers to LDS between the years 1995 and 1996. It includes a payment of $760,000 to the PUC for restitution to affected customers as defined in the agreement. Additionally, LDS agreed to a voluntary revocation of its operating authority in the State of California. Under the agreement, service to all California customers has to be terminated within 120 days after approval of the agreement by the PUC. On November 19, 1997, the PUC approved the agreement along with a transfer of control to STAR.

    On November 15, 1997, LDS settled a civil suit with the District Attorney of Monterey, California for a monetary payment of $700,000 and various non-monetary concessions as defined in the agreement. This suit was of the same nature as the above action of the PUC and covers complaints from the years 1994 through 1997.

    LETTERS OF CREDIT

    At December 31, 1997, the Company has nine standby letters of credit outstanding, which expire between January 20, 1998 and December 19, 1998. These letters of credit, all of which are secured by the bank line of credit, total $4,900,000.

7. RELATED PARTY TRANSACTIONS

    The founder and chief executive officer of the Company owns Star Aero Services, Inc. (Star Aero). Star Aero's principal assets represent airplanes which it provides to the Company for business travel on an as needed basis. In return, the Company pays for costs related to the airplanes. Star Aero reimburses the Company for certain costs relating to the maintenance of the planes. For the years ended December 31, 1995, 1996 and 1997, the Company paid $144,000, $68,000 and $171,000, respectively, in costs related to the use of Star Aero services. As of December 31, 1995 and 1996, the Company had receivables from Star Aero of $50,000 and $115,000, respectively. The Company had no receivables from Star Aero at December 31, 1997.

    During 1997, the Company provided a short-term loan to the chief executive officer for $8,000,000. The loan carried interest of 7 percent per annum, was secured by $30,000,000 of the stockholder's stock in the Company, and was repaid in seven days.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

7. RELATED PARTY TRANSACTIONS (CONTINUED)
    During 1995, the Company invested $128,000 in a company related to an employee of STAR. During 1996 and 1997, the Company provided services to this company in the amounts of $167,000 and $926,000. As of December 31, 1996 and 1997, accounts receivable from this related party amounted to $57,000 and $41,000, respectively.

    During 1995, 1996 and 1997, the Company purchased consulting services from a company owned by a board member in the amount of $60,000, $154,000 and $72,000, respectively.

    During 1996 and 1997, the Company purchased consulting services from a company owned in part by an employee for $37,000 and $256,000, respectively. In addition, the Company purchased equipment and services from this company in the amount of $1,114,000 in 1997. In addition, the Company purchased telecommunication services from three related companies for $240,000 during 1996 and paid legal fees on behalf of these companies in the amount of $131,000.

    During the years ended December 31, 1995, 1996 and 1997, the Company also provided long distance telephone service to a company controlled by another board member in the amount of $43,000, $250,000 and $1,141,000, respectively. Accounts receivable for these services total $721,000 as of December 31, 1997. In addition, the Company loaned $2,500,000 to this related party. The Company has announced its intention to merge the two companies (see Note 14).

8. BUSINESS COMBINATIONS

    In November 1997, the Company acquired LDS, a domestic commercial long distance telecommunications provider, in a transaction that was accounted for as a pooling of interests. The Company issued 849,298 shares of its common stock to LDS' shareholders in exchange for all outstanding LDS shares plus shares of certain non-operating entities owned by LDS' shareholders and majority ownership in an affiliated telephone retailer controlled by LDS. The accompanying consolidated financial statements have been restated to include the financial position and results of operations of LDS for all periods presented.

    Net sales and historical net income (loss) of the combining companies for the last three years are as follows:

                                                             1995            1996            1997
                                                         -------------  --------------  --------------
Net Sales:
  STAR.................................................  $  16,125,000  $  208,086,000  $  348,738,000
  LDS..................................................     30,158,000      29,905,000      27,460,000
                                                         -------------  --------------  --------------
  Total................................................  $  46,283,000  $  237,991,000  $  376,198,000
                                                         -------------  --------------  --------------
                                                         -------------  --------------  --------------
Net Income (Loss):
  STAR.................................................  $    (568,000) $   (6,644,000) $    5,605,000
  LDS..................................................      4,541,000       2,424,000         (37,000)
                                                         -------------  --------------  --------------
  Total................................................  $   3,973,000  $   (4,220,000) $    5,568,000
                                                         -------------  --------------  --------------
                                                         -------------  --------------  --------------

9. INCOME TAXES

    Through December 31, 1995, the Company had elected to be taxed as an S-Corporation for both federal and state income tax purposes. While the election was in effect, all taxable income, deductions,

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

9. INCOME TAXES (CONTINUED)
losses and credits of the Company were included in the tax returns of the shareholders. Accordingly, for federal income tax purposes, no tax benefit, liability or provision has been reflected in the accompanying historical consolidated financial statements for the year ended December 31, 1995. For state tax purposes, an S-Corporation is subject to a 1.5 percent tax on taxable income, with a minimum tax of approximately $1,000 annually. Effective January 1, 1996, the Company terminated its S-Corporation election and is now taxable as a C-Corporation.

    In addition, the results of operations and provision for income taxes for LDS through November 30, 1997 reflects LDS' status as an S-Corporation. The unaudited pro-forma income taxes, pro-forma net income (loss), and pro-forma earnings per share information reflected in the consolidated statements of operations assumes that both STAR and LDS were taxed as C-Corporations for all periods presented.

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," under which deferred assets and liabilities are provided on differences between financial reporting and taxable income using enacted tax rates. Deferred income tax expenses or credits are based on the changes in deferred income tax assets or liabilities from period to period. Under SFAS No. 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized if, on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

    The Company has recorded a net deferred tax asset of $3,699,000 at December 31, 1997. Realization is dependent on generating sufficient taxable income in the future. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset recorded will be realized.

    The components of the net deferred tax assets at December 31, 1996 and 1997 are as follows:

                                                                                1996           1997
                                                                            -------------  -------------
Deferred tax asset:
  Reserve for accounts and note receivable................................  $   3,104,000  $   4,169,000
  Accrued line cost.......................................................        201,000        798,000
  Vacation accrual........................................................         24,000        138,000
  Deferred compensation...................................................         47,000         38,000
  Accrued bonuses.........................................................         25,000             --
  Accrued services........................................................             --        183,000
  Foreign net operating losses............................................             --        468,000
  State income taxes......................................................         48,000        392,000
                                                                            -------------  -------------
                                                                                3,449,000      6,186,000
Deferred tax liability:
  Depreciation............................................................       (565,000)      (804,000)
                                                                            -------------  -------------
Subtotal..................................................................      2,884,000      5,382,000
Valuation reserve.........................................................     (2,884,000)    (1,683,000)
                                                                            -------------  -------------
Net deferred tax asset....................................................  $          --  $   3,699,000
                                                                            -------------  -------------
                                                                            -------------  -------------

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

9. INCOME TAXES (CONTINUED)
    The provision for income taxes for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                                                            PRO FORMA
                                                         HISTORICAL                        (UNAUDITED)
                                              --------------------------------  ----------------------------------
                                                1995       1996        1997       1995        1996         1997
                                              ---------  ---------  ----------  ---------  -----------  ----------
Current
  Federal taxes.............................  $      --  $ 393,000  $4,899,000  $1,365,000  $1,231,000  $5,281,000
  State taxes...............................     66,000    199,000   1,138,000    416,000     394,000    1,261,000
                                              ---------  ---------  ----------  ---------  -----------  ----------
                                                 66,000    592,000   6,037,000  1,781,000   1,625,000    6,542,000
                                              ---------  ---------  ----------  ---------  -----------  ----------
Deferred
  Federal taxes.............................         --         --  (2,273,000)  (121,000)    (70,000)  (2,512,000)
  State taxes...............................         --         --    (869,000)   (28,000)    (20,000)    (940,000)
                                              ---------  ---------  ----------  ---------  -----------  ----------
                                                     --         --  (3,142,000)  (149,000)    (90,000)  (3,452,000)
                                              ---------  ---------  ----------  ---------  -----------  ----------
Provision for income taxes..................  $  66,000  $ 592,000  $2,895,000  $1,632,000  $1,535,000  $3,090,000
                                              ---------  ---------  ----------  ---------  -----------  ----------
                                              ---------  ---------  ----------  ---------  -----------  ----------

    Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                                                        PRO FORMA
                                                    HISTORICAL                         (UNAUDITED)
                                        ----------------------------------  ----------------------------------
                                           1995        1996        1997       1995        1996         1997
                                        ----------  ----------  ----------  ---------  -----------  ----------
Income taxes at the statutory federal
  rate................................  $1,373,000  $(1,234,000) $2,962,000 $1,373,000 ($1,234,000) $2,962,000
State income taxes, net of federal
  income tax effect...................     246,000    (221,000)    486,000    246,000    (221,000)     486,000
Foreign taxes at rates different than
  U.S. taxes..........................          --          --     187,000         --          --      187,000
Change in valuation reserve...........          --   2,884,000  (1,201,000)        --   2,884,000   (1,201,000)
Permanent differences.................          --     104,000      33,000     13,000     108,000      307,000
Effect of STAR S-Corp status until
  December 31, 1995...................     223,000          --          --         --          --           --
Effects of LDS S-Corp status until
  November 30, 1997...................  (1,808,000)   (958,000)    152,000         --          --           --
Other.................................      32,000      17,000     276,000         --      (2,000)     349,000
                                        ----------  ----------  ----------  ---------  -----------  ----------
                                        $   66,000  $  592,000  $2,895,000  $1,632,000  $1,535,000  $3,090,000
                                        ----------  ----------  ----------  ---------  -----------  ----------
                                        ----------  ----------  ----------  ---------  -----------  ----------

10. STOCK OPTIONS

    On January 22, 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan"). The Plan, which was amended on March 31, 1996, provides for the granting of stock options to purchase up to 1,476,000 shares of common stock and terminates January 22, 2006. Options granted become exercisable at a rate of not less than 20 percent per year for five years.

    During 1996, the Company entered into three separate stock option agreements outside the Plan. The first agreement, dated March 1, 1996, provided for 410,000 non-incentive stock options exercisable immediately. The options were exercisable at fair market value at the date of issuance, which was $0.98 per share, to expire in 10 years. The second stock option agreement was entered into on May 1, 1996 for an additional 410,000 shares to also be issued at $0.98 per share. Of these options half vested on March 1,

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

10. STOCK OPTIONS (CONTINUED)
1997 and half expired. On May 15, 1996, the Company granted 205,000 options, valued at $1.46 per share at the date of issuance to a director. Of these options 34 percent were exercisable immediately. The remaining options are exercisable equally on May 15, 1997 and 1998.

    At December 31, 1996 and 1997, 1,025,000 and 820,000 options, respectively, issued outside a plan were outstanding.

    On September 23, 1996, the Company adopted the 1996 Supplemental Stock Option Plan. This plan which expires on August 31, 2006, replaces the Plan and has essentially the same features. The Company can issue options or other rights to purchase up to 2,050,000 shares of stock which expire up to 10 years after the date of grant, except for incentive options issued to a holder of more than 10 percent of the common stock outstanding, which expire five years after the date of grant.

    In December 1996, the Company issued 174,000 options at $4.00 per share. The Board of Directors determined the market value of the December options to be $4.68 per share. The Company is recognizing the difference between the market value at the date of grant and the exercise price as compensation expense over the vesting period.

    At December 31, 1996 and 1997, 2,358,000 and 1,873,000 options, respectively, were outstanding under the aggregate of the 1996 Stock Incentive Plan and the Supplemental Stock Option Plan.

    On May 14, 1996, the Company adopted the 1996 Outside Director Nonstatutory Stock Option Plan (the "Director Plan"). The number of shares which may be issued under this plan upon exercise of options may not exceed 410,000 shares. The exercise price of an option is determined by the Board of Directors and may not be less than 85 percent of the fair market value of the common stock at the time of grant and has to be 110 percent of the fair market value of the common stock at the time of grant if the option is granted to a holder of more than 10 percent of the common stock outstanding. At the discretion of the administrator, the options vest at a rate of not less than 20 percent per year, which may accelerate upon a change in control, as defined. The plan expires on May 14, 2006. At December 31, 1996 and 1997, 82,000 and 41,000 options, respectively, were outstanding under the Director Plan.

    On January 30, 1997, the Board of Directors approved the 1997 Omnibus Stock Incentive Plan (the "Omnibus Plan") to replace the existing 1996 supplemental plan upon the effective date of the initial public offering. The plan provides for awards to employees, outside directors and consultants in the form of restricted shares, stock units, stock options and stock appreciation rights and terminates on January 22, 2007. The maximum number of shares available for issuance under this plan may not exceed 1,025,000 shares plus the number of shares still unissued under the supplemental option plan. Options granted to any one optionee may not exceed more than 1,025,000 common shares per year subject to certain adjustments. Incentive stock options may not have a term of more than 10 years from the date of grant. At December 31, 1997, 763,000 options, were outstanding under the Omnibus Plan.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

10. STOCK OPTIONS (CONTINUED)
    Information regarding the Company's stock option plans and nonqualified stock options as of December 31, 1995, 1996 and 1997, and changes during the years ended on those dates is summarized as follows:

                                                                              WEIGHTED-AVERAGE
                                                                 SHARES        EXERCISE PRICE
                                                             ---------------  -----------------
December 31, 1995..........................................               --      $      --
Granted....................................................        3,491,355           1.89
Exercised..................................................               --             --
Forfeited..................................................          (26,855)          1.95
                                                             ---------------         ------
December 31, 1996..........................................        3,464,500           1.89
                                                             ---------------         ------
Granted....................................................          914,296           7.91
Exercised..................................................         (488,925)          0.89
Forfeited..................................................         (392,774)          2.40
                                                             ---------------         ------
December 31, 1997..........................................        3,497,097      $    3.54
                                                             ---------------         ------
                                                             ---------------         ------

    At December 31, 1996, 912,425 options were exercisable at a weighted average exercise price of $1.10 per share. At December 31, 1997, 1,275,645 options were exercisable at a weighted average exercise price of $1.51 per share. The options outstanding at December 31, 1997 expire in various years through 2007.

    Information about stock options outstanding at December 31, 1997 is summarized as follows:

                                                                              OPTIONS OUTSTANDING
                                                      -------------------------------------------------------------------
                                                                     WEIGHTED-
                                                                      AVERAGE      WEIGHTED-                  WEIGHTED-
                                                        NUMBER       REMAINING      AVERAGE      NUMBER        AVERAGE
                                                      OUTSTANDING   CONTRACTED     EXERCISE    EXERCISABLE    EXERCISE
RANGE OF EXERCISE PRICES                              AT 12/31/97      LIFE          PRICE     AT 12/31/97      PRICE
----------------------------------------------------  -----------  -------------  -----------  -----------  -------------
$0.73 to $1.46......................................   1,807,126          8.28     $    1.17    1,113,695     $    1.14
$4.00 to $6.83......................................   1,146,721          8.96     $    4.68      161,950     $    4.07
$8.11 to $11.10.....................................     543,250          9.66     $    9.06           --     $      --
                                                      -----------        -----    -----------  -----------        -----
                                                       3,497,097          8.72     $    3.54    1,275,645     $    1.51
                                                      -----------        -----    -----------  -----------        -----
                                                      -----------        -----    -----------  -----------        -----

    The Company has elected to adopt FASB No. 123 for disclosure purposes only and applies Accounting Principle Board (APB) Opinion No. 25 and related interpretations in accounting for its employee stock options. Approximately $50,000 and $88,000 in compensation cost was recognized relating to consultant options for the years ended December 31, 1996 and 1997, respectively. Had compensation cost for stock options awarded under these plans been determined based on the fair value at the dates of grant consistent with the methodology of FASB No. 123, the Company's net income or loss and basic and diluted income or loss per share for the years ended December 31, 1996 and 1997 would have reflected the following pro-forma amounts:

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

10. STOCK OPTIONS (CONTINUED)
        Pro-forma Net Income (Loss) Per Share

                                                                       1996           1997
                                                                   -------------  ------------
Pro-Forma Net Income (Loss)......................................  $  (5,536,000) $  4,756,000
Pro-Forma Basic Net Income (Loss) per share......................  $       (0.25) $       0.16
Pro Forma Diluted Net Income (Loss) per share....................  $       (0.25) $       0.15

    The fair value of each option grant is estimated on the date of grant using the minimum value method of option pricing with the following assumptions used for the grants; weighted average risk-free interest rate of 6.4 and 6.2 percent and an expected life of ten years and six years for the years ended December 31, 1996 and 1997, respectively. Expected volatility for 1997 was 31.05 percent and it is assumed that no dividends would be issued during the option term. Because the Company did not have a stock option program prior to 1996, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

11. CAPITAL STOCK

    During 1994, the Company issued 16,606,661 shares of stock to the Company's founder for $10,000. During 1995, this stockholder converted $990,000 of debt into capital for no additional shares. During 1995, the Company also issued 1,843,339 shares to another executive of the Company on conversion of a loan.

    On February 23, 1996, the Company sold 2,049,980 shares of common stock to various investors for $1,500,000. On July 12, 1996, the Company sold 1,874,532 shares of common stock to an investor for $4,068,000.

    On July 25, 1996, the Company sold 2,802,446 shares of Series A preferred stock to a group of investors for $7,500,000. In connection with this transaction, the Company and buyers of the preferred shares entered into an investor's rights agreement which obligated the Company to file up to two registration statements to register such shares. These preferred shares converted to common stock at a ratio of 3-for-2 as a result of the public offering in accordance with the investors rights agreement.

    In June 1997, the Company completed its Initial Public Offering ("IPO") of 9,430,000 shares of common stock of which 8,097,500 shares were sold by the Company and 1,332,500 shares were sold by certain selling shareholders. The net proceeds to the Company (after deducting underwriting discounts and offering expenses of approximately $4.6 million) from the sale of shares was approximately $30.9 million.

    On November 30, 1997, the Company completed the acquisition of LDS pursuant to the terms of the agreement and 849,298 shares were issued for all of the outstanding shares to LDS.

12. BUSINESS SEGMENTS

    At December 31, 1997, Star has two business segments, wholesale long distance and commercial long distance telecommunications. The wholesale segment provides long distance services to U.S. and foreign based telecommunications companies and the commercial segment, obtained by acquisition of LDS, provides commercial long distance services to small retailers throughout the United States.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

12. BUSINESS SEGMENTS (CONTINUED)
    The accounting policies of the segments are the same as those described in the significant accounting policies, however, the Company evaluates performance based on profit or loss from operations before income taxes and non-recurring gains or losses. There are no intercompany sales among the wholesale and commercial segments and both segments are managed separately.

    Reportable segment information for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                         WHOLESALE      COMMERCIAL    ALL OTHER       TOTAL
                                                       --------------  -------------  ----------  --------------
                        1995
Revenues from external customers.....................  $   16,125,000  $  30,158,000  $       --  $   46,283,000
Interest income......................................              --         22,000          --          22,000
Interest expense.....................................         (64,000)            --          --         (64,000)
Depreciation and amortization........................        (128,000)       (58,000)         --        (186,000)
Segment profit (loss)................................        (568,000)     4,541,000          --       3,973,000
Other significant non-cash items:
  Capital lease additions............................         888,000        164,000          --       1,052,000
  Property additions financed by notes payable.......              --             --          --              --
  Debt converted to equity...........................       1,093,000             --          --       1,093,000
Segment assets.......................................      12,869,000      5,447,000          --      18,316,000
Expenditures for segment assets......................       1,062,000         61,000          --       1,123,000

                        1996
Revenues from external customers.....................  $  208,086,000  $  29,905,000  $       --  $  237,991,000
Interest income......................................          83,000         27,000          --         110,000
Interest expense.....................................        (589,000)       (12,000)         --        (601,000)
Depreciation and amortization........................      (1,073,000)       (78,000)         --      (1,151,000)
Segment profit (loss)................................      (6,644,000)     2,424,000          --      (4,220,000)
Other significant non-cash items:
  Capital lease additions............................       5,097,000         69,000          --       5,166,000
  Property additions financed by notes payable.......              --             --          --              --
Segment assets.......................................      48,674,000      5,326,000          --      54,000,000
Expenditures for segment assets......................       7,838,000         14,000          --       7,852,000

                        1997
Revenues from external customers.....................  $  348,738,000  $  27,460,000  $       --  $  376,198,000
Interest income......................................         519,000             --     (27,000)        492,000
Interest expense.....................................      (1,633,000)       (27,000)     27,000      (1,633,000)
Depreciation and amortization........................      (4,189,000)       (56,000)         --      (4,245,000)
Segment profit (loss)................................       5,605,000        (37,000)         --       5,568,000
Other significant non-cash items:
  Capital lease additions............................       9,772,000             --          --       9,772,000
  Property additions financed by notes payable.......       1,524,000             --          --       1,524,000
Segment assets.......................................     106,709,000      6,844,000          --     113,553,000
Expenditures for segment assets......................      13,419,000         17,000          --      13,436,000

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

12. BUSINESS SEGMENTS (CONTINUED)
    The Company had no customers, collectively, representing more than 10 percent of consolidated revenue in any foreign country.

13. QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED)

    The following table presents unaudited quarterly operating results, including the results of LDS, for each of the Company's eight quarters in the two-year period ended December 31, 1997 (amounts in thousands):

                                                                            QUARTER ENDED
                                                            ---------------------------------------------
                                                             MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                            -----------  ---------  ---------  ----------
1996
  Net sales...............................................   $  42,926   $  50,064  $  68,433  $   76,568
  Gross profit............................................       6,689       7,206      7,714      10,797
  Operating income (loss).................................       2,100       1,961      1,219      (8,356)
  Net income (loss).......................................       1,477       1,294        870      (7,861)

1997
  Net sales...............................................   $  79,382   $  89,167  $  94,867  $  112,782
  Gross profit............................................      10,789      11,730     12,913      15,529
  Operating income........................................       2,495       2,633      3,100       2,821
  Net income..............................................       1,907         656      1,014       1,991

14. SUBSEQUENT EVENTS

    ACQUISITIONS

    In November 1997, the Company signed a merger agreement with United Digital Network, Inc. ("UDN"). Under the terms of the agreement, as amended, UDN stockholders will receive approximately 800,000 shares of STAR common stock. The Company intends to account for the transaction as a pooling of interests. At December 31, 1997, the Company has accounts receivable from UDN in the amount of $721,000 and a note receivable of $2.5 million plus accrued interest of $28,000. Both the accounts receivable and the note have been fully reserved at December 31, 1997. Subsequent to year end, the Company loaned an additional $2 million to UDN.

    On March 10, 1998, the Company consummated a merger with T-One Corp. ("T-One") to be accounted for as a pooling of interests. In connection with this merger, the Company issued 1,353,000 shares of its common stock for all outstanding shares of T-One. The following unaudited pro forma data

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

14. SUBSEQUENT EVENTS (CONTINUED)
summarizes the combined operating results of the Company and T-One as if the merger had occurred at the beginning of the periods presented.

                                                                       1995            1996            1997
                                                                   -------------  --------------  --------------
Revenue..........................................................  $  58,937,000  $  260,423,000  $  406,636,000
Gross profit.....................................................     14,667,000      33,739,000      52,784,000
Income (loss) from operations....................................      3,847,000      (3,658,000)     11,365,000
Net income (loss) (1)............................................      2,140,000      (5,738,000)      5,574,000
Diluted income (loss) per common share (2).......................  $        0.11  $        (0.25) $         0.17

------------------------

(1) Includes pro forma income (loss) of STAR plus net income (loss) of T-One assuming STAR and LDS C-Corporation status.

(2) The diluted pro forma income (loss) per common share is based on the sum of the historical average common shares outstanding, as reported by STAR, and the historical average common shares outstanding for T-One (adjusted to reflect non-dilutive common stock equivalents) converted to STAR shares at the exchange ratio of 13,530 STAR shares per T-One share.

    EQUITY TRANSACTIONS

    On February 3, 1998 the Company announced a 2.05 for 1 stock split in the nature of a stock dividend. The stock split is effective March 31, 1998 and has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

    Subsequent to year end, the Company granted 219,350 additional stock options to employees and directors.

    LINE OF CREDIT

    On March 18, 1998, the Company amended the line of credit agreement with Sanwa Bank by adjusting the borrowing base to 55% of aggregate eligible accounts receivable, revising certain covenants and releasing all pledged collateral.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Barbara, State of California, on the 31st day of March, 1998.

                                STAR TELECOMMUNICATIONS, INC.

                                By:              /s/ KELLY D. ENOS
                                     -----------------------------------------
                                                   Kelly D. Enos
                                              Chief Financial Officer

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher E. Edgecomb, Mary A. Casey and Kelly
D. Enos, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

 /s/ CHRISTOPHER E. EDGECOMB    Chief Executive Officer
------------------------------    and Director (Principal     March 31, 1998
   Christopher E. Edgecomb        Executive Officer)

      /s/ MARY A. CASEY
------------------------------  President and Director        March 31, 1998
        Mary A. Casey

                                Chief Financial Officer
      /s/ KELLY D. ENOS           (Principal Financial
------------------------------    Officer and Accounting      March 31, 1998
        Kelly D. Enos             Officer)

   /s/ GORDON HUTCHINS, JR.
------------------------------  Director                      March 31, 1998
     Gordon Hutchins, Jr.

     /s/ JOHN R. SNEDEGAR
------------------------------  Director                      March 31, 1998
       John R. Snedegar

      /s/ MARK GERSHIEN
------------------------------  Director                      March 31, 1998
        Mark Gershien

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To STAR Telecommunications, Inc. and Subsidiaries:

    We have audited in accordance with generally accepted auditing standards the consolidated financial statements of STAR Telecommunications, Inc. and subsidiaries, included in this Form 10-K and have issued our report thereon dated February 12, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule of valuation and qualifying accounts is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 12, 1998

                                                                     SCHEDULE II

                         STAR TELECOMMUNICATIONS, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                   BALANCE AT                            BALANCE AT
                                                                    BEGINNING                              END OF
                                                                    OF PERIOD    PROVISION   WRITE-OFF     PERIOD
                                                                   -----------  -----------  ----------  -----------
                                                                                    (IN THOUSANDS)
Allowance for doubtful accounts
  1995...........................................................   $      81    $     217   $   --       $     298
  1996...........................................................   $     298    $  15,753   $   (9,849)  $   6,202
  1997...........................................................   $   6,202    $   7,695   $   (6,152)  $   7,745
Deferred tax asset valuation allowance
  1995...........................................................   $  --        $      30   $   --       $      30
  1996...........................................................   $      30    $   2,854   $   --       $   2,884
  1997...........................................................   $   2,884    $  (1,201)  $   --       $   1,683
Note Receivable
  1997...........................................................   $  --        $   2,500   $   --       $   2,500

                                 EXHIBIT INDEX

 EXHIBIT                                                                                                    PAGE
 NUMBER                                             DESCRIPTION                                            NUMBER
---------  ---------------------------------------------------------------------------------------------  ---------

   2.1*    Amended and Restated Stock Acquisition Agreement and Plan of Merger dated as of November 30,
           1997 by and among the Registrant, Big Dave's Acquisition Corp., LCCR, Inc., and the
           shareholders listed on the signature page thereto.

   2.2**   Agreement and Plan of Merger dated as of November 19, 1997 by and among the Registrant, IIWII
           Corp. and United Digital Network, Inc. (the "UDN Merger Agreement").

   2.3**   First Amendment to the UDN Merger Agreement dated as of January 30, 1998.

   2.4**   Stock Purchase Agreement dated as of January 26, 1998 by and among the Registrant, T-One
           Corp. and Taha Mikati, as amended.

   3.1**   Amended and Restated Certificate of Incorporation of the Registrant.

   3.2**   Bylaws of the Registrant.

   4.1+++  Specimen Common Stock certificate.

   4.2+    Registration Rights Agreement, dated September 24, 1996, between the Registrant and the investors named therein.

   4.3+    Registration Rights Agreement, dated July 12, 1996, between the Registrant and the investor named therein.

   4.4+    Investor Rights Agreement dated July 25, 1996, between the Registrant and the investors named therein.

   4.5*    Registration Rights Agreement dated as of November 30, 1997 by and among the Company and the shareholders listed on the signature page thereto.

   4.6**   Registration Rights Agreement dated as of March 10, 1998 between the Registrant and Taha
           Mikati.

  10.1+    Form of Indemnification Agreement.

  10.2+    1996 Amended and Restated Stock Incentive Plan.

  10.3+    1996 Outside Director Nonstatutory Stock Option Plan.

  10.4++   1997 Omnibus Stock Incentive Plan.

  10.5+    Employment Agreement between the Registrant and Mary Casey dated July 14, 1995, as amended.

  10.6+    Employment Agreement between the Registrant and Kelly Enos dated December 2, 1996.

  10.7+    Employment Agreement between the Registrant and David Vaun Crumly dated January 1, 1996.

  10.8+    Employment Agreement between the Registrant and James Kolsrud dated December 18, 1996.

  10.9+    Consulting Agreement between the Registrant and Gordon Hutchins, Jr. dated May 1, 1996.

  10.10+   Nonstatutory Stock Option Agreement between the Registrant and Gordon Hutchins, Jr. dated May
           15, 1996.

  10.11+   Free Standing Commercial Building Lease between the Registrant and Thomas M. Spear, as receiver for De La Guerra Court Investments, dated for reference purposes as of March 1,
           1996.

 EXHIBIT                                                                                                    PAGE
 NUMBER                                             DESCRIPTION                                            NUMBER
---------  ---------------------------------------------------------------------------------------------  ---------
  10.12+   Standard Office Lease--Gross between the Registrant and De La Guerra Partners, L.P. dated for reference purposes as of July 9, 1996.

  10.13+   Office Lease between the Registrant and WHUB Real Estate Limited Partnership dated June 28,
           1996, as amended.

  10.14+   Standard Form of Office Lease between the Registrant and Hudson Telegraph Associates dated
           February 28, 1996.

  10.15+   Agreement for Lease between the Registrant and Telehouse International Corporation of Europe
           Limited dated July 16, 1996.

  10.16+   Sublease between the Registrant and Borton, Petrini & Conron dated March 20, 1994, as amended.

  10.17+   Office Lease between the Registrant and One Wilshire Arcade Imperial, Ltd. dated June 28,
           1996.

  10.18+   Lease Agreement between the Registrant and Telecommunications Finance Group dated April 6,
           1995.

  10.19+   Lease Agreement between the Registrant and Telecommunications Finance Group dated January 3,
           1996, as amended.

  10.20++  Master Lease Agreement between the Registrant and NTFC Capital Corporation dated December 20,
           1996.

  10.21+   Variable Rate Installment Note between the Registrant and Metrobank dated October 4, 1996.

  10.22+   Assignment of Purchase Order and Security Interest between the Registrant and DSC Finance
           Corporation dated January 1, 1996.

  10.23++  Line of Credit Promissory Note between the Registrant and Christopher E. Edgecomb dated
           November 7, 1996, as amended.

  10.24++  Office Lease Agreement between the Registrant and Beverly Hills Center LLC effective as of
           April 1, 1997.

  10.25**  Credit Agreement dated as of September 30, 1997 among the Registrant, the financial institutions party thereto and Sanwa Bank California, as amended.

  10.26**  Office Lease between the Registrant, Hudson Telegraph Associates and American Communications
           Corp., as amended.

  10.27**  Amendment Number Three to Employment Agreement between the Registrant and Mary A. Casey dated as of July 1, 1997.

  10.28**  Amendment Number One to Employment Agreement between the Registrant and Kelly D. Enos dated as of November 12, 1997.

  10.29**  Amendment Number One to First Restatement of Employment Agreement between the Registrant and
           James Kolsrud dated as of June 16, 1997.

  10.30**  Amendment Number One to Employment Agreement between the Registrant and David Vaun Crumly dated as of November 11, 1997.

  10.31**  First Amendment to Amended and Restated 1996 Stock Incentive Plan.

  10.32    Agreement dated as of December 1, 1997 between the Registrant and Nortel Dasa Network Systems
           GmbH & Co. KG.

  10.33**  Leasing Agreement between the Registrant and Nortel Dasa Network Systems GmbH & Co. KG.

  10.34**  Guarantee Agreement between the Registrant and Nortel Dasa Network Systems GmbH & Co. KG.

 EXHIBIT                                                                                                    PAGE
 NUMBER                                             DESCRIPTION                                            NUMBER
---------  ---------------------------------------------------------------------------------------------  ---------
  10.35**  Note and Security Agreement dated as of December 18, 1997 between the Registrant and
           NationsBanc Leasing Corporation.

  10.36**  Amendment of Lease dated as of September 30, 1997 between the Registrant and Hudson Telegraph
           (reference is hereby made to Exhibit 10.14).

  10.37    Intentionally omitted.

  10.38**  Lease Agreement dated July 29, 1996 between the Registrant and Telecommunications Finance
           Group.

  10.39**  Promissory Note issued by Christopher E. Edgecomb in favor of the Registrant dated November
           26, 1997.

  10.40**  Stock Pledge Agreement dated November 26, 1997 between the Registrant and Christopher E.
           Edgecomb.

  10.41**  Commercial Lease dated October 31, 1997 between the Registrant and Prinzenpark GbR.

  10.42**  Commercial Lease dated October 9, 1997 between the Registrant and WSL Weststadt Liegenschafts
           GmbH.

  10.43**  Office Lease between the Registrant and Airport-Center KGHP Gewerbeban GmbH & Cie.

  10.44**  Lease dated November 19, 1997 between the Registrant and DIFA Deutsche Immobilien Fonds
           Aktiengesellschaft.

  21.1     Subsidiaries of the Registrant.

  23.1     Consent of Arthur Andersen LLP, Independent Accountants.

  24.1     Power of Attorney (see page II-1).

  27.1     Financial Data Schedule.

------------------------

  + Filed as an exhibit to the Company's Registration Statement on Form S-1
    (Registration No. 333-21325) on February 7, 1997 and incorporated by reference herein.

 ++ Filed as an exhibit to Amendment No. 1 to the Company's Registration
    Statement on Form S-1 (Registration No. 333-21325) on May 16, 1997 and incorporated by reference herein.

+++ Filed as an exhibit to Amendment No. 2 to the Company's Registration
    Statement on Form S-1 (Registration No. 333-21325) on May 29, 1997 and incorporated by reference herein.

  * Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 000-22581) on December 15, 1997 and incorporated by reference herein.

 ** Filed as an exhibit to the Company's Registration Statement on Form S-1
    (Registration No. 333-48559) on March 24, 1998 and incorporated by reference herein.