Form 10-K/A
period 1997-12-31
STAR TELECOMMUNICATIONS INC
filed 1998-04-07
CIK 1026486

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as set forth below:

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

    ALTERNATIVE TERMINATION ARRANGEMENTS. As the international telecommunications market has become deregulated, service providers have developed alternative arrangements to reduce their termination costs by, for example, routing traffic via third countries to obtain lower settlement rates or using international private line facilities to bypass the settlement rates applicable to traffic routed over the public switched telephone network ("PSTN"). These arrangements include International Simple Resale ("ISR"), traffic refiling and the acquisition of transmission and switching facilities in foreign countries so as to self-correspond. Refiling of traffic takes advantage of disparities in settlement rates between different countries. An originating operator typically refiles traffic by sending it first to a third country that enjoys lower settlement rates with the destination country where upon it is forwarded or refiled to the destination country thereby resulting in a lower overall termination cost. The difference between transit and refiling is that, with respect to transit, the operator in the destination country typically has a direct relationship with the originating operator and is aware of the arrangement, while with refiling, the operator in the destination country typically is not aware that it is terminating refiled traffic originated in another country. While the United States has taken no position with respect to whether refile comports with international regulation, refile is illegal in many countries. With ISR, a long distance provider completely bypasses the settlement system by connecting an international private line ("IPL") to the PSTN on one or both ends. While ISR currently is only sanctioned by U.S. and other regulatory authorities on some routes, ISR services are increasing and are expected to expand significantly as deregulation of the international telecommunications market continues. In addition, new market access agreements, such as the World Trade Organization ("WTO") Basic Telecommunications Agreement (the "WTO Agreement"), have made it possible for many international service providers to establish their own transmission and switching facilities in certain foreign countries, enabling them to self-correspond and directly terminate traffic. See "--Government Regulation."

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

COMPETITION

    The international telecommunications industry is intensely competitive and subject to rapid change. The Company's competitors in the international wholesale switched long distance market include large, facilities-based multinational corporations and PTTs, smaller facilities-based providers in the U.S. and overseas that have emerged as a result of deregulation, switched-based resellers of international long distance services and international joint ventures and alliances among such companies. International wholesale switched long distance providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. The Company also competes abroad with a number of dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries. See "Risk Factors--Significant Competition." Additionally, the telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive new product and service offerings, such as the utilization of the Internet for international voice and data communications. The Company is unable to predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services. The Company believes that it competes favorably on the basis of price, transmission quality and customer service. The number of the Company's competitors is likely to increase as a result of the new competitive opportunities created by the WTO Agreement. Further, under the terms of the WTO Agreement, the United States and the other 68 countries participating in the Agreement have committed to open their telecommunications markets to competition, and foreign ownership and adopt measures to protect against anticompetitive behavior, effective starting on February 5, 1998. As a result, the Company believes that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect the Company's gross margins if the Company is not able to reduce its costs commensurate with such price reductions.

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

U.S. REGULATION

    The Company's business is subject to various U.S. and foreign laws, regulations, agency actions and court decisions. The Company's U.S. international telecommunications service offerings are subject to regulation by the FCC. The FCC requires international carriers to obtain authorization under
Section 214 of the Communications Act of 1934, as amended (the "Communications Act") prior to acquiring international facilities by purchase or lease, or providing international service to the public. Prior FCC approval is also required to transfer control of a certificated carrier. The Company is also subject to FCC policies and rules that regulate the manner in which international telecommunication services may be provided, including, for instance, the circumstances under which a carrier may provide international switched services using IPL facilities and under which it may route traffic through third countries to or from its final destination.

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

    FCC INTERNATIONAL SETTLEMENTS POLICY. The FCC's International Settlement Policy ("ISP") places limits on the arrangements which U.S. international carriers may enter into with foreign carriers for exchanging public switched telecommunications traffic, which the FCC terms International Message Telephone Service ("IMTS"). The policy does not apply to ISR services. The ISP is primarily intended to deter dominant foreign carriers from discriminating amongst competing U.S. carriers by, for example, favoring the foreign carrier's U.S. affiliate. Absent FCC consent, the ISP requires that U.S. carriers receive an equal share of the accounting rate (i.e., that settlement rates be equivalent) and receive inbound traffic in proportion to the volume of U.S. outbound traffic which they generate. The ISP and other FCC policies also prohibit a U.S. carrier from offering or accepting a "special concession" from a foreign carrier where the foreign carrier possess sufficient market power on the foreign end of the route to affect competition adversely in the U.S. market. A "special concession" is defined by the FCC as an exclusive arrangement involving services, facilities or functions on the foreign end of a U.S. international route which are necessary for providing basic telecommunications which are not offered to similarly situated U.S. carriers authorized to serve that route. U.S. international carriers wishing to establish settlement arrangements for IMTS which do not comply with the ISP must obtain a waiver of the FCC's rules or a declaratory ruling from the FCC under the FCC's "flexibility" policy that the non-standard arrangement is in the public interest. FCC policy provides that a request by a U.S. international carrier to establish a non-standard settlement arrangement with a foreign carrier in a WTO member country is presumptively in the public interest, and that said presumption generally may be overcome only by a demonstration that the foreign carrier is not subject to competition in its home market from more than one facilities-based international carrier. Notwithstanding the FCC's ISP waiver and flexibility policies, it is possible that the FCC could find that certain of the Company's arrangements with foreign operators were or are inconsistent with the ISP and that the Company has not requested prior FCC authority therefore. If the FCC were to determine by its own actions or in response to the filing of a third party that the Company has violated the ISP, the FCC could order the Company to terminate any non-conforming arrangement. In addition, the Company could be subject to a monetary forfeiture and to other penalties, including revocation of the Company's FCC authorizations to operate as an international carrier. Any such FCC action could have a material adverse effect upon the Company's business, operating results and financial condition.

    The FCC's policies also require U.S. international carriers providing IMTS to negotiate and adopt settlement rates with foreign correspondents for IMTS which are at or below certain benchmark rates beginning January 1, 1999 for high income countries. U.S. international carriers must establish IMTS settlement rates at or below the benchmark rate with any foreign affiliate beginning April 1, 1998. The Company expects that any IMTS operating agreement which it has or may have with a foreign affiliate will satisfy the foregoing benchmarks requirement.

    The Company currently has IMTS operating agreements with certain foreign correspondents which provide for settlement rates above the FCC's prescribed benchmarks. The Company will negotiate in good faith to establish IMTS settlement rates with its foreign correspondents which satisfy the FCC's benchmarks but there can be no assurance that such negotiations will succeed. The FCC's order adopting the foregoing settlement benchmarks and the timetable therefor is currently being reconsidered by the FCC. Several foreign telecommunications carriers also have petitioned the U.S. Court of Appeals to vacate the FCC's benchmarks order arguing that, among other things, the FCC lacks the jurisdiction to prescribe the settlement rates which foreign carriers may collect from U.S. carriers. However, subject to FCC reconsideration and action by the Court of Appeals, if the Company is unable to negotiate benchmark settlement rates with certain foreign correspondents, the FCC may intervene on its own action or in response to a filing by a third party. The Company is unable to predict the form which such intervention may take but it could disrupt the Company's arrangement for transmitting traffic to certain countries require the Company to suspend direct service to certain countries or require the Company to make alternative termination arrangements with certain countries, all of which could have a material adverse effect on the Company's business, operating results and financial condition.

    FCC POLICIES ON TRANSIT AND REFILE. International switched telecommunication traffic is frequently routed indirectly via one or more third countries to its final destination. When such arrangements are mutually agreed, they are commonly based on a transit agreement under which settlement payments are made to all parties. In other cases, traffic may be sent to a third country and then forwarded or refiled for delivery to its final destination without the knowledge or consent of the destination carrier. The Company uses both transit and refile arrangements to terminate its international traffic. The FCC routinely approves transit arrangements by U.S. international carriers. The FCC's rules also permit carriers to use ISR facilities in many cases to route traffic via a third country for refile through the public switched network. However, the extent to which U.S. carriers may enter into refile arrangements consistent with the ISP is currently under review by the FCC. In 1997, the FCC stated that above-cost accounting rates had led an increasing amount of international traffic to migrate to least cost routes through the use of practices such as hubbing, refile and reorigination. The FCC stated that such practices are an economically rational response to inflated settlement rates. Notwithstanding the FCC's past rules, policies and statements regarding the scope of permissible transit and refile arrangements, the FCC could find by its own actions or in response to the filing of a third party, that certain of the Company's transit or refile arrangements violate the ISP or other FCC policies. In that event, the FCC could order the Company to terminate any non-conforming transit or refile arrangements. In addition, the Company could be subject to a monetary forfeiture and to other penalties, including revocation of the Company's FCC authorizations to operate as an international carrier. Any such FCC action could have a material adverse effect on the Company's business, operating results and financial condition.

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

POTENTIAL ADVERSE EFFECTS OF GOVERNMENT REGULATION

    The Company's business is subject to various U.S. and foreign laws, regulations, agency actions and court decisions. The Company's U.S. international telecommunications service offerings are subject to regulation by the FCC. The FCC requires international carriers to obtain authorizations under
Section 214 of the Communications Act prior to acquiring international facilities by purchase or lease, or providing international service to the public. Prior FCC approval is also required to transfer control of a certificated carrier. The Company must file reports and contracts with the FCC and must pay regulatory fees, which are subject to change. The Company is also subject to the FCC policies and rules discussed below. The FCC could determine, by its own actions or in response to a third party's filing, that certain of the Company's services, termination arrangements, agreements with foreign carriers, transit or refile arrangements or reports do not or did not comply with FCC policies and rules. If this occurred, the FCC could order the Company to terminate noncompliant arrangements, fine the Company or revoke the Company's authorizations. Any of these actions could have a material adverse effect on the Company's business, operating results and financial condition.

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

    FCC INTERNATIONAL SETTLEMENTS POLICY. The FCC's ISP limits the arrangements which U.S. international carriers may enter into with foreign carriers for exchanging public switched telecommunications traffic, which the FCC terms International Message Telephone Service. This policy does not apply to ISR services. The ISP requires that U.S. carriers receive an equal share of the accounting rate and receive inbound traffic in proportion to the volume of U.S. outbound traffic which they generate. The ISP and other FCC policies also prohibit a U.S. carrier and a foreign carrier which possesses sufficient market power on the foreign end of the route to affect competition adversely in the U.S. market from entering into exclusive arrangement involving services, facilities or functions on the foreign end of a U.S. international route which are necessary for providing basic telecommunications and which are not offered to similarly situated U.S. carriers. It is possible that the FCC could find that certain of the Company's arrangements with foreign operators are inconsistent with the ISP.

    FCC POLICIES ON TRANSIT AND REFILE. The Company uses both transit and refile arrangements to terminate its international traffic. The FCC routinely approves transit arrangements by U.S. international carriers. The FCC's rules also permit carriers in many cases to use ISR facilities to route traffic via a third country for refile through the PSTN. The extent to which U.S. carriers may enter into refile arrangements consistent with the ISP is currently under review by the FCC. Certain of the Company's transit or refile arrangements may violate the ISP or other FCC policies.

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

SIGNIFICANT COMPETITION

    The international telecommunications industry is intensely competitive and subject to rapid change. The Company's competitors in the international wholesale switched long distance market include large, facilities-based multinational corporations and smaller facilities-based providers in the U.S. and overseas that have emerged as a result of deregulation, switch-based resellers of international long distance services and international joint ventures and alliances among such companies. The Company also competes abroad with a number of dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries. International wholesale switched service providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. Additionally, the telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive product and service offerings, such as the utilization of the Internet for international voice and data communications. The Company is unable to predict which technological development will challenge its competitive position or the amount of expenditures that will be required to respond to a rapidly changing technological environment. Further, the number of the Company's competitors is likely to increase as a result of the competitive opportunities created by a new Basic Telecommunications Agreement concluded by members of the WTO in April 1997. Under the terms of the WTO Agreement, starting February 5, 1998, the United States and over 65 countries have committed to open their telecommunications markets to competition, foreign ownership and adopt measures to protect against anticompetitive behavior. As a result, the Company believes that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect the Company's gross margins if the Company is not able to reduce its costs commensurate with such price reductions.

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

    The Company believes that, based upon its present business plan, the proceeds from the Offering, as defined, together with the Company's existing cash resources and expected cash flow from operating activities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements for at least twelve months. If the Company's growth exceeds current expectations, if the Company obtains one or more attractive opportunities to purchase the business or assets of another company, or if the Company's cash flow from operations after the end of such period is insufficient to meet its working capital and capital expenditure requirements, the Company will need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
FISCAL YEAR ENDED DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------
Second Quarter (from June 12, 1997)............................................................      7 3/8    4 41/64
Third Quarter..................................................................................   11 53/64     6 7/32
Fourth Quarter.................................................................................   17 11/16    9 33/64

FISCAL YEAR ENDING DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------
First Quarter (through March 27, 1998).........................................................    26 3/32   14 33/64

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

    Since inception, the Company has issued and sold the following unregistered securities, which amounts have been adjusted to reflect the Stock Split:

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

    COSTS OF SERVICES. The Company has pursued a strategy of attracting customers and building calling volume and revenue by offering favorable rates compared to other long distance providers. The Company continues to lower its costs of services by (i) expanding the Company's owned network facilities, (ii) continuing to utilize the Company's sophisticated information systems to route calls over the most cost-effective routes and (iii) leveraging the Company's traffic volumes and information systems to negotiate lower variable usage-based costs with domestic and foreign providers of transmission capacity.

    Costs of services include those costs associated with the transmission and termination of international long distance services. Currently, a majority of transmission capacity used by the Company is obtained on a variable, per minute basis. As a result, some of the Company's current costs of services is variable. The Company's contracts with its vendors provide that rates may fluctuate, with rate change notice periods varying from five days to one year, with certain of the Company's longer term arrangements requiring the Company to meet minimum usage commitments in order to avoid penalties. Such variability and the short-term nature of many of the contracts subject the Company to the possibility of unanticipated cost increases and the loss of cost-effective routing alternatives. Included in the Company's costs of services are accruals for rate and minute disputes and unreconciled billing differences between the Company and its vendors. Each quarter management reviews the costs of services accrual and adjusts the balance for resolved items. Costs of services also include fixed costs associated with the leasing of network facilities.

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

    - On March 24, 1998, the Company filed a Registration Statement on Form S-1 (Registration No. 333-48559) registering 6,670,000 shares of Common Stock to be sold by the Company (the "Offering"). The Company also granted the Underwriters a 30-day option to purchase up to 1,050,000 additional shares of Common Stock solely to cover over-allotments, if any. The Company intends to use the proceeds from the Offering for capital expenditures, working capital and general corporate purposes.

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

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Barbara, State of California, on the 7th day of April, 1998.

                                STAR TELECOMMUNICATIONS, INC.

                                By:              /s/ KELLY D. ENOS
                                     -----------------------------------------
                                                   Kelly D. Enos
                                              Chief Financial Officer