Form 10-Q
period 1998-03-31
STAR TELECOMMUNICATIONS INC
filed 1998-05-15
CIK 1026486

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

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

                            Yes  [X]          No [ ]

As of March 31, 1998, the number of the registrant's Common Shares of $.001 par value outstanding was 35,798,210.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION:

Item 1:    Financial Statements

           Condensed Consolidated Balance Sheets As Of
           December 31, 1997 And March 31, 1998                                                                    3

           Condensed Consolidated Statements Of Income For The
           Three Month Periods Ended March 31, 1997
           And 1998                                                                                                4

           Condensed Consolidated Statements Of Cash Flows For The
           Three Month Periods Ended March 31, 1997 And 1998                                                       5

           Notes To Condensed Consolidated Financial Statements                                                    7

Item 2:    Management's Discussion And Analysis Of Financial
           Condition And Results Of Operations                                                                    11


PART II - OTHER INFORMATION                                                                                       14

ITEM 1. FINANCIAL STATEMENTS

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                              December 31,      March 31,
                                                                  1997             1998
                                                               ---------        ---------
                                                                               (Unaudited)
Current Assets:
   Cash and cash equivalents                                   $   1,903        $   5,285
   Short-term investments                                         18,631            2,978
   Accounts receivable, net                                       46,675           51,024
   Receivable from related parties                                    --              303
   Other current assets                                           10,695           16,057
                                                               ---------        ---------
              Total current assets                                77,904           75,647
                                                               ---------        ---------
Property and equipment, net                                       35,959           67,814

Other assets                                                       6,453              851

                                                               ---------        ---------
              Total assets                                     $ 120,316        $ 144,312
                                                               =========        =========

Current Liabilities:
   Revolving lines of credit with stockholder                  $     138        $      82
   Current portion of long-term obligations                        2,975            6,314
   Accounts payable and other accrued expenses                    22,344           23,242
   Accrued network cost                                           38,403           37,667
                                                               ---------        ---------
              Total current liabilities                           63,860           67,305
                                                               ---------        ---------

Long-Term Liabilities:
   Long-term obligations, net of current portion                  12,391           25,902
   Other long-term liabilities                                       863              378
                                                               ---------        ---------
              Total long-term liabilities                         13,254           26,280
                                                               ---------        ---------

Stockholders' Equity:
   Common Stock $.001 par value:
     Authorized - 50,000,000 shares                                   35               36
   Additional paid-in capital                                     45,697           51,308
   Deferred compensation                                             (30)             (10)
   Retained deficit                                               (2,500)            (607)
                                                               ---------        ---------
              Total stockholders' equity                          43,202           50,727
                                                               ---------        ---------
              Total liabilities and stockholders' equity       $ 120,316        $ 144,312
                                                               =========        =========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                               Three Months Ended
                                                    March 31,
                                            --------------------------
                                               1997             1998
                                            ---------        ---------
                                                   (Unaudited)
Revenue                                     $  84,827        $ 129,269
Cost of services                               73,726          111,593
                                            ---------        ---------
        Gross profit                           11,101           17,676

Operating expenses
        Selling, general
          and administrative expenses           7,720           11,561
        Depreciation and amortization             820            1,879
        Merger expense                             --              314
                                            ---------        ---------
                                                8,540           13,754
                                            ---------        ---------
        Income from operations                  2,561            3,922
                                            ---------        ---------

Other income (expense):
        Interest income                            21              283
        Interest expense                         (398)            (618)
        Other                                      51             (160)
                                            ---------        ---------
                                                 (326)            (495)
                                            ---------        ---------
        Income before provision
          for income taxes                      2,235            3,427

Provision for income taxes                        341            1,534
                                            ---------        ---------
Net income                                  $   1,894        $   1,893
                                            =========        =========

        Income before provision
          for income taxes                      2,235
Pro forma income taxes                            888
                                            ---------
Pro forma net income                        $   1,347
                                            =========

Basic income per share                                       $    0.05
                                                             =========

Diluted income per share                                     $    0.05
                                                             =========

Pro forma basic income per share            $    0.05
                                            =========

Pro forma diluted income per share          $    0.05
                                            =========



   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                         Three Months Ended
                                                                              March 31,
                                                                       ------------------------
                                                                         1997            1998
                                                                       --------        --------
                                                                             (Unaudited)
Cash Flows From Operating Activities:
     Net income                                                        $  1,894        $  1,893
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                      820           1,879
         Loss on disposal of equipment                                       42              --
         Compensation expense relating to stock options                      20              20
         Provision for doubtful accounts                                  1,128           1,017
         Deferred income taxes                                               --          (1,411)
         Deferred compensation                                              (81)             50
         Decrease (increase) in assets:
            Accounts receivable                                          (6,315)         (5,366)
            Receivable from related parties                                 (14)           (303)
            Other assets                                                   (207)          6,294
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                         9,169             898
            Accrued network cost                                         (3,599)           (736)
            Other liabilities                                               287            (535)
                                                                       --------        --------
                Net cash provided by
                     operating activities                                 3,144           3,700
                                                                       --------        --------

Cash Flows From Investing Activities:
     Capital expenditures                                                (2,324)        (15,636)
     Investments                                                            (93)             --
     Short-term investments, net                                          1,656          15,653
     Proceeds from the sale of assets                                        18              --
                                                                       --------        --------
                Net cash provided (used) by investing activities       $   (743)       $     17
                                                                       ========        ========



   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                  Three Months Ended
                                                                       March 31,
                                                                 ----------------------
                                                                   1997           1998
                                                                 -------        -------
                                                                       (Unaudited)
Cash Flows From Financing Activities:
     Repayments under lines of credit                             (2,472)            --
     Repayments under lines of credit with stockholder               (26)           (56)
     Payments under long-term debt                                  (101)          (187)
     Payments under capital lease obligations                        (67)        (1,061)
     Other financing activities                                     (467)            --
     Stock options exercised                                          --            969
                                                                 -------        -------
                     Net cash used in financing activities        (3,133)          (335)
                                                                 -------        -------

Increase (decrease) in cash and cash equivalents                    (732)         3,382
Cash and cash equivalents, beginning of period                     1,844          1,903
                                                                 -------        -------
Cash and cash equivalents, end of period                         $ 1,112        $ 5,285
                                                                 =======        =======


   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)





(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, as set forth in the Registration Statement on Form S-1 of STAR Telecommunications, Inc. ("STAR" or the "Company") Registration No. 333-48559, as amended, which was filed with the SEC on March 24, 1998. The results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

In March 1998, the company consummated a merger with T-One Corp. ("T-One"). The merger constituted a tax-free reorganization and has been accounted for as pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the results of operations, financial position, and cash flows of T-One.

On March 31, 1998, the Company effected a 2.05 for 1 stock split in the nature of a stock dividend with payment to the holders of the shares of common stock outstanding on February 20, 1998. The stock split has been retroactively reflected in the condensed consolidated financial statements for all periods presented.


(2) BUSINESS AND PURPOSE

Star is an international long distance service provider offering low cost switched voice services on a wholesale basis primarily to U. S.-based long distance carriers. In addition, STAR provides domestic commercial long-distance services through its subsidiary, LD Services, Inc. ("LDS").


(3) NET INCOME PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The statement replaces primary EPS with basic EPS, which is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. The provision requires the calculation of diluted EPS.
The Company adopted this statement in 1997.

The following schedule summarizes the information used to compute net income per common share for the three months ended March 31, 1997 and 1998 (in thousands):


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  -------------------
                                                                   1997         1998
                                                                  ------       ------
Weighted number of common shares used to compute
     basic earnings per share                                     24,577       35,629
Weighted common share equivalents                                  3,917        2,085
                                                                  ------       ------
Weighted number of common share and share
     equivalents used to compute diluted earnings per share       28,494       37,714
                                                                  ======       ======


(4) PRO FORMA INCOME TAXES

The results of operations and provision for income taxes for the three months ended March 31, 1997 reflects LDS' status as an S-Corporation prior to the merger with STAR. The pro-forma income taxes, pro-forma net income, and pro-forma earnings per share information reflected in the condensed consolidated statements of income assumes that both STAR and LDS were taxed as C-Corporations for all periods presented.


(5) COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". For year end financial statements SFAS 130 requires that comprehensive income, which is the total of net income and all other non-owner changes in equity, be displayed in a financial statement with the same prominence as other consolidated financial statements. In addition, the standard encourages companies to display the components of other comprehensive income below the total for net income. During the quarters ended March 31, 1997 and 1998, comprehensive income equaled net income.


(6) SIGNIFICANT EVENTS

In March 1998, the Company acquired T-One, an international wholesale long distance telecommunications provider based in New York, in a transaction that was accounted for as a pooling of interests. The Company issued 1,353,000 shares of its common stock to T-One's shareholders in exchange for all outstanding T-One shares. The accompanying consolidated financial statements are restated to include the financial position and result of operations of T-One for all periods presented. Net sales and historical net income (loss) of the combining companies for the three months ended March 31, 1997 and 1998, are as follows (in thousands):

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   ---------------------------
                                                                      1997              1998
                                                                   ---------         ---------
          Net Sales:
             STAR                                                  $  79,382         $ 117,899
             T-One                                                     5,528            11,788
             Elimination                                                 (83)             (418)
             Total                                                 $  84,827         $ 129,269

          Net Income (Loss):
             STAR                                                  $   1,907         $   1,981
             T-One                                                       (13)              (88)
          Total                                                    $   1,894         $   1,893
                                                                   ---------         ---------


In November 1997, the Company signed a merger agreement with United Digital Network, Inc. ("UDN"). The company intends to account for the transaction as a pooling of interests.

On February 3, 1998, the Company announced a 2.05 for 1 stock split in the nature of a stock dividend. The Company effected the stock split on March 31, 1998, which has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.



(7) STATEMENTS OF CASH FLOWS

During the three month periods ended March 31, 1997 and 1998, cash paid for interest was $357,000 and $585,000, respectively. For the same periods, cash paid for income taxes amounted to $212,000 and $1,575,000, respectively.


Non-cash investing and financing activities are as follows (in thousands):

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ----------------------
                                                                  1997           1998
                                                                -------        -------
Equipment purchased through
     notes and capital leases                                   $   913        $18,098
Tax benefits related to stock options                                --          4,643
                                                                -------        -------
                                                                $   913        $22,741
                                                                =======        =======


(8) SUBSEQUENT EVENTS

On May 4, 1998, the Company completed a public offering of 6,000,000 shares of Common Stock of which 5,685,000 shares were sold by the Company and 315,000 shares were sold by a selling stockholder. The net proceeds to the Company (after deducting underwriting discounts and offering expenses) from the sale of such shares of Common Stock were approximately $145 million.

(9) SEGMENT INFORMATION

At March 31, 1998, Star has two business segments, wholesale long distance and commercial long distance telecommunications. The wholesale segment provides long distance services to U.S. and foreign based telecommunications companies and the commercial segment provides commercial long distance services to small retailers throughout the United States.

Both segments are accounted for in accordance with Generally Accepted Accounting Principles or "GAAP". Reportable segment information for the periods ended March 31, 1997 and 1998 are as follows:


           MARCH 31, 1997                             WHOLESALE          COMMERCIAL          TOTAL
Revenue from external customers                      $   76,454         $     8,373     $   84,827
Interest income                                              21                  --             21
Interest expense                                            397                   1            398
Depreciation and amortization                               814                   6            820
Segment profit                                            1,419                 475          1,894
Segment assets                                           63,546               5,181         68,727


           MARCH 31, 1998                             WHOLESALE          COMMERCIAL          TOTAL
Revenue from external customers                       $ 121,193          $    8,076      $ 129,269
Interest income                                             281                   2            283
Interest expense                                            618                  --            618
Depreciation and amortization                             1,876                   3          1,879
Segment profit (loss)                                     1,978                 (85)         1,893
Segment assets                                          137,678               6,634        144,312

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of numerous factors including among others, the following: (i) changes in customer rates per minute; (ii) foreign currency fluctuations; (iii) termination of certain service agreements or inability to enter into additional service agreements; (iv) inaccuracies in the Company's forecast of traffic growth; (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vi) foreign political or economic instability;
(vii) changes in the availability of transmission facilities; (viii) loss of the services of key officers; (ix) loss of a customer which provides significant revenues to the Company; (x) highly competitive market conditions in the industry; and (xi) concentration of credit risk. The foregoing review of the important factors should not be considered as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following table sets forth income statement data as a percentage of revenues for the periods indicated.

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                     ----------------------
                                                       1997            1998
                                                     ------          ------
Revenues                                              100.0%          100.0%
Cost of services                                       86.9            86.3
                                                     ------          ------
     Gross profit                                      13.1            13.7
Operating expenses:
     Selling, general and administrative                9.1             8.9
     Depreciation and amortization                      1.0             1.5
     Merger Expense                                      --             0.2
                                                     ------          ------
                                                       10.1            10.6
                                                     ------          ------
     Income from operations                             3.0             3.0
Other income (expense):
     Interest income                                     --             0.2
     Interest expense                                  (0.5)           (0.5)
     Other                                              0.1            (0.1)
                                                     ------          ------
     Income before provision for income taxes           2.6             2.7
Provision for income taxes                              0.4             1.2
                                                     ------          ------
Net income                                              2.2%            1.5%
                                                     ======          ======



Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997.

Revenues: Revenues increased 52.4% to $129.3 million in the first quarter of 1998 from $84.8 million in the first quarter of 1997. Wholesale revenues increased to $121.2 million (including $11.4 million of revenue from T-One) from $76.5 million (including $5.4 million of revenue from T-One). Wholesale minutes of use increased 73.2% to 324.4 million in the first quarter of 1998, as compared to 187.3 million minutes of use in the comparable quarter of the year prior. This increase reflects growth in the number of wholesale customers from 100 in March of 1997 to 131 at the end of March 1998, as well as an increase in usage by existing customers. The average rate per minute of use declined to $0.37 for the current quarter as compared to $0.40 for the quarter ended March 31, 1997 reflecting the change in country mix to include a larger proportion of lower rate per minute countries as well as lower prices on competitive routes.

Commercial revenues decreased to $8.1 million in the first quarter of 1998 from $8.4 million in the first quarter of 1997 reflecting the termination of the LDS customer base in California due to the 1997 settlements entered into by LDS with each of the California PUC and the District Attorney of Monterey, California.

Gross Profit: On a consolidated basis gross profit increased 59.2% to $17.7 million in the first quarter of 1998 from $11.1 million in the first quarter of 1997. Wholesale gross profit increased to $14.3 million in 1998 from $7.6 million for 1997 and wholesale gross margin increased to 11.8% from 9.9%, respectively. Wholesale gross profit expanded during the first quarter of 1998 as traffic was increasingly routed over the Company's proprietary international network. Without the inclusion of T-One in the Company's wholesale results the gross margin would have been 12.5% and 10.2% for the quarters ending March 31, 1998 and 1997, respectively.

Selling, General and Administrative: For the first quarter of 1998, selling, general and administrative expenses increased 49.8% to $11.6 million, from $7.7 million in the first quarter of 1997. Wholesale selling, general and administrative expenses increased to $8.1 million in the first quarter of 1998 from $4.7 million in the first quarter of 1997, and increased as a percentage of wholesale revenues to 6.7% from 6.1% over the comparable periods. Total expenses increased year to year in absolute dollars as STAR expanded its proprietary international network and employee base. Commercial selling, general and administrative expenses increased to $3.5 million in the first quarter of 1998 from $3.0 million in the first quarter of 1997 and increased as a percentage of commercial revenues to 42.4% from 36.3%, respectively, as LD Services increased its telemarketing sales force to focus on new ethnic marketing programs. The Company expects selling, general and administrative expenses to expand in absolute dollars and as a percentage of revenues throughout fiscal year 1998, as the Company expands its network and employee base and in connection with the Company's development of the commercial market.

Depreciation: Depreciation increased to $1.9 million for the first quarter of 1998 from $820,000 for the first quarter of 1997, and increased as a percentage of revenues to 1.5% from 1.0% in the prior period. Depreciation increased as a result of STAR's continuing expansion of its proprietary international network which includes purchases of switches, undersea cable and leasehold improvements associated with switch sites. STAR expects depreciation expense to increase as the Company continues to expand its global telecommunications network.

Other Income (Expense): Other expense, net, increased to $495,000 in the first quarter of 1998 from $326,000 in the first quarter of 1997. This increase is primarily due to interest expense of $618,000 incurred under various capital leases and bank lines of credit. Interest income earned on short-term investments increased to $283,000 in the first quarter of 1998 from $21,000 in the first quarter of 1997 reflecting interest earned on cash generated by operations. Also included in other expense is $171,000 in foreign currency losses related to the intercompany account between STAR and its German subsidiary.

Provision for Income Taxes: The provision for income taxes increased to $1.5 million in the first quarter of 1998 from $341,000 in the first quarter of 1997 ($888,000 pro forma), primarily due to the increase in profitability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, STAR had cash and cash equivalents of approximately $5.3 million, short-term investments of $3.0 million and a working capital surplus of $8.3 million.

As of March 31, 1998, STAR had no funds outstanding on its $25 million revolving line of credit, which bears interest at a rate of the bank's cost of funds plus 175 basis points and expires on July 1, 1999. However, the line of credit is reduced by outstanding letters of credit in the amount of $4.7 million.

STAR generated net cash from operating activities of $3.7 million in the first quarter of 1997, primarily from net income plus depreciation and amortization and other assets offset by increases in receivables. The Company's investing activities provided cash of approximately $17,000 during the first quarter of 1998 primarily from the sale of marketable securities offset by investments made in additional undersea cables and switching equipment. The Company's financing activities used cash of approximately $335,000 during the first quarter of 1998 primarily from repayments under capital lease agreements offset by the exercise of employee stock options.

On May 4, 1998, the Company completed a secondary offering of 6,000,000 shares of Common Stock of which 5,685,000 shares were sold by the Company and 315,000 shares were sold by a selling stockholder. The net proceeds to the Company (after deducting underwriting discounts and offering expenses) from the sale of such shares of Common Stock were approximately $145 million.

                           PART II. OTHER INFORMATION

None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STAR TELECOMMUNICATIONS, INC.

Dated:  May 12, 1998

                                    By: /s/ Christopher E. Edgecomb
                                       -----------------------------------------
                                            Christopher E. Edgecomb
                                            Chief Executive Officer and Director
                                            (Duly Authorized Officer)



                                    By: /s/ Kelly D. Enos
                                       -----------------------------------------
                                            Kelly D. Enos
                                            Chief Financial Officer
                                            (Principal Financial & Accounting
                                            Officer)