Form 10-Q
period 1998-06-30
STAR TELECOMMUNICATIONS INC
filed 1998-08-14
CIK 1026486

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

                        COMMISSION FILE NUMBER 000-22581

                          STAR TELECOMMUNICATIONS, INC.
             ------------------------------------------------------
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

                                      None
             ------------------------------------------------------
                        (Former name, former address and
                former fiscal year if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of June 30, 1998, the number of the registrant's Common Shares of $.001 par value outstanding was 41,796,123.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I - FINANCIAL INFORMATION:

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets As Of
         December 31, 1997 And June 30, 1998                                   3

         Condensed Consolidated Statements Of Income For The
         Three And Six Month Periods Ended June 30, 1997 And 1998              4

         Condensed Consolidated Statements Of Cash Flows For The
         Six Month Periods Ended June 30, 1997 And 1998                        5

         Notes To Condensed Consolidated Financial Statements                  7

Item 2:  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations                                  11

PART II - OTHER INFORMATION                                                   15

ITEM 1. FINANCIAL STATEMENTS

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except for share data)


                                                             December 31,      June 30,
                                                                 1997            1998
                                                             ------------     ----------
                                                                              (Unaudited)
Current Assets:
   Cash and cash equivalents                                  $    1,903      $    9,161
   Short-term investments                                         18,631         114,421
   Accounts receivable, net                                       46,675          66,119
   Receivable from related parties                                    --           5,076
   Other current assets                                           10,696          19,818
                                                              ----------      ----------
              Total current assets                                77,905         214,595
                                                              ----------      ----------

Property and equipment, net                                       35,959         101,287

Other assets                                                       6,452           2,045
                                                              ----------      ----------
              Total assets                                    $  120,316      $  317,927
                                                              ==========      ==========
Current Liabilities:
   Revolving lines of credit with stockholder                 $      138      $       73
   Current portion of long-term obligations                        3,259           7,319
   Accounts payable and other accrued expenses                    22,345          35,309
   Accrued network cost                                           38,403          47,942
                                                              ----------      ----------
              Total current liabilities                           64,145          90,643
                                                              ----------      ----------
Long-Term Liabilities:
   Long-term obligations, net of current portion                  12,107          26,528
   Other long-term liabilities                                       863           1,247
                                                              ----------      ----------
              Total long-term liabilities                         12,970          27,775
                                                              ----------      ----------
Stockholders' Equity:
   Common Stock $.001 par value:
   Authorized - 50,000,000 shares                                     35              42
   Additional paid-in capital                                     45,696         196,857
   Deferred compensation                                             (30)             --
   Retained earnings (deficit)                                    (2,500)          2,610
                                                              ----------      ----------
              Total stockholders' equity                          43,201         199,509
                                                              ----------      ----------
              Total liabilities and stockholders' equity      $  120,316      $  317,927
                                                              ==========      ==========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                               Three Months Ended                Six Months Ended
                                                    June 30,                         June 30,
                                          ---------------------------       ---------------------------
                                             1997             1998             1997             1998
                                          ----------       ----------       ----------       ----------
                                                  (Unaudited)                       (Unaudited)
Revenue                                   $   95,250       $  131,929       $  180,077       $  261,198
Cost of services                              82,886          112,877          156,612          224,470
                                          ----------       ----------       ----------       ----------
       Gross profit                           12,364           19,052           23,465           36,728

Operating expenses:
       Selling, general
         and administrative expenses           8,500           11,371           16,220           22,931
       Depreciation and amortization             993            2,737            1,813            4,616
       Merger expense                             --               --               --              314
                                          ----------       ----------       ----------       ----------
                                               9,493           14,108           18,033           27,861
                                          ----------       ----------       ----------       ----------
       Income from operations                  2,871            4,944            5,432            8,867
                                          ----------       ----------       ----------       ----------
Other income (expense):
       Interest income                            53            1,389               74            1,672
       Interest expense                         (438)            (722)            (836)          (1,340)
       Other                                    (756)             (97)            (705)            (258)
                                          ----------       ----------       ----------       ----------
                                              (1,141)             570           (1,467)              74
                                          ----------       ----------       ----------       ----------
       Income before provision
         for income taxes                      1,730            5,514            3,965            8,941

Provision for income taxes                       810            2,296            1,151            3,831
                                          ----------       ----------       ----------       ----------
Net income                                $      920       $    3,218       $    2,814       $    5,110
                                          ==========       ==========       ==========       ==========

       Income before provision
         for income taxes                      1,730                             3,965

Pro forma income taxes                           693                             1,581
                                          ----------                        ----------
Pro forma net income                      $    1,037                        $    2,384
                                          ==========                        ==========
Basic income per share                    $     0.03       $     0.08       $     0.10       $     0.14
                                          ==========       ==========       ==========       ==========
Diluted income per share                  $     0.03       $     0.08       $     0.10       $     0.13
                                          ==========       ==========       ==========       ==========
Pro forma basic income per share          $     0.04                        $     0.09
                                          ==========                        ==========
Pro forma diluted income per share        $     0.03                        $     0.08
                                          ==========                        ==========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                   Six Months Ended
                                                                       June 30,
                                                             ---------------------------
                                                                1997             1998
                                                             ----------       ----------
                                                                     (Unaudited)
Cash Flows From Operating Activities:
     Net income                                              $    2,814       $    5,110
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                            1,813            4,616
         Loss on disposal of equipment                               42               --
         Compensation expense relating to stock options              40               30
         Provision for doubtful accounts                          2,737            1,067
         Deferred income taxes                                       --           (2,234)
         Deferred compensation                                      (73)              52
         Decrease (increase) in assets:
            Accounts receivable                                  (9,560)         (20,511)
            Receivable from related parties                         100           (5,076)
            Other assets                                         (3,090)           2,485
         Increase (decrease) in liabilities:
            Accounts payable and other accrued expenses          (3,020)          12,964
            Accrued network cost                                  9,272            9,539
            Other liabilities                                        65              682
                                                             ----------       ----------
                Net cash provided by
                     operating activities                         1,140            8,724
                                                             ----------       ----------
Cash Flows From Investing Activities:
     Capital expenditures                                        (3,746)         (48,340)
     Short-term investments, net                                (15,314)         (95,790)
     Proceeds from the sale of assets                                18               --
                                                             ----------       ----------
                Net cash used in investing activities           (19,042)        (144,130)
                                                             ----------       ----------

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Six Months Ended
                                                                June 30,
                                                      ---------------------------
                                                         1997             1998
                                                      ----------       ----------
                                                              (Unaudited)
Cash Flows From Financing Activities:
     Repayments under lines of credit                     (7,814)              --
     Repayments under lines of credit
       with stockholder                                       77              (65)
     Payments under long-term debt and
       capital lease obligations                          (1,987)          (3,473)
     Stockholder distributions for LDS                      (595)              --
     Issuance of common stock                             30,981          144,743
     Other financing activities                              426              (11)
     Stock options exercised                                  --            1,470
                                                      ----------       ----------
           Net cash used in financing activities          21,088          142,664
                                                      ----------       ----------

Increase (decrease) in cash and cash equivalents           3,186            7,258
Cash and cash equivalents, beginning of period             1,845            1,903
                                                      ----------       ----------
Cash and cash equivalents, end of period              $    5,031       $    9,161
                                                      ==========       ==========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, as set forth in the STAR Telecommunications, Inc. ("STAR" or the "Company") Annual Report on Form 10-K. The results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

(2) BUSINESS AND PURPOSE

STAR is an international long distance service provider offering low cost switched voice services on a wholesale basis primarily to U.S.-based long distance carriers. In addition, STAR provides domestic commercial long-distance services through its subsidiaries, LD Services, Inc. ("LDS") and Arvilla Telecommunications, Inc. ("CEO").

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

The following schedule summarizes the information used to compute net income per common share for the three and six months ended June 30, 1997 and 1998 (in thousands):

                                                          THREE MONTHS             SIX MONTHS
                                                             ENDED                   ENDED
                                                            JUNE 30,                JUNE 30,
                                                       ------------------      ------------------
                                                        1997        1998        1997        1998
                                                       ------      ------      ------      ------
    Weighted number of common shares used to
        compute basic earnings per share               28,153      39,627      27,304      37,640
    Weighted average common share equivalents           1,625       1,994       1,596       2,009
                                                       ------      ------      ------      ------
    Weighted average number of common share and
        share equivalents used to compute diluted
        earnings per share                             29,778      41,621      28,900      39,649
                                                       ======      ======      ======      ======

(4) PRO FORMA INCOME TAXES

The results of operations and provision for income taxes for the three and six months ended June 30, 1997 reflect LDS' status as an S-Corporation prior to the merger with STAR. The pro-forma income taxes, pro-forma net income, and pro-forma earnings per share information reflected in the condensed consolidated statements of income assumes that both STAR and LDS were taxed as C-Corporations for all periods presented.

(5) COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". For year end financial statements SFAS 130 requires that comprehensive income, which is the total of net income and all other non-owner equity changes in equity, be displayed in a financial statement with the same prominence as other consolidated financial statements. In addition, the standard encourages companies to display the components of other comprehensive income below the total for net income. During the three and six month periods ended June 30, 1997 and 1998, comprehensive income equaled net income.


(6) SIGNIFICANT EVENTS

In November 1997, the Company signed a merger agreement with United Digital Network, Inc. ("UDN"). The company intends to account for the transaction as a pooling of interests. In June 1998, the Company signed a definitive agreement to acquire PT-1 Communications, Inc. ("PT-1").

On May 4, 1998, the Company completed a public offering of 6,000,000 shares of Common Stock of which 5,685,000 shares were sold by the Company and 315,000 shares were sold by a selling stockholder. The net proceeds to the Company (after deducting underwriting discounts and offering expenses) from the sale of such shares of Common Stock were approximately $145 million.

In June 1998, the Company signed a 20 year, $70 million dollar agreement with Qwest Communications International Inc. ("Qwest") to purchase the long-term rights to use capacity over Qwest's domestic network.

(7) STATEMENTS OF CASH FLOWS

During the six month periods ended June 30, 1997 and 1998, cash paid for interest was $876,000 and $1,253,000 respectively. For the same periods, cash paid for income taxes amounted to $1,752,000 and $1,576,000 respectively.

Non-cash investing and financing activities are as follows (in thousands):

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                      ------------------------
                                                        1997           1998
                                                      ---------      ---------
    Equipment purchased through
         notes and capital leases                     $   6,053      $  21,604
    Tax benefits related to stock options                    --          4,966
                                                      ---------      ---------
                                                      $   6,053      $  26,570
                                                      =========      =========

(8) SEGMENT INFORMATION

At June 30, 1998, STAR has two business segments, wholesale long distance and commercial long distance telecommunications. The wholesale segment provides long distance services to U.S. and foreign based telecommunications companies and the commercial segment provides commercial long distance services to small retailers throughout the United States.

Both segments are accounted for in accordance with Generally Accepted Accounting Principles or "GAAP". Reportable segment information for the three months and six months ended June 30, 1997 and 1998 are as follows (in thousands):

THREE MONTHS ENDED, JUNE 30, 1997          WHOLESALE     COMMERCIAL       TOTAL
Revenue from external customers             $88,790       $ 6,460        $95,250
Interest income                                  53             0             53
Interest expense                                437             1            438
Depreciation and amortization                   989             4            993
Segment profit (loss)                         1,341          (421)           920
Segment assets                               93,834         5,032         98,866

THREE MONTHS ENDED, JUNE 30, 1998          WHOLESALE     COMMERCIAL       TOTAL
Revenue from external customers            $124,022      $  7,907       $131,929
Interest income                               1,382             7          1,389
Interest expense                                721             1            722
Depreciation and amortization                 2,714            23          2,737
Segment profit (loss)                         3,505          (287)         3,218
Segment assets                              309,061         8,866        317,927

SIX MONTHS ENDED, JUNE 30, 1997            WHOLESALE     COMMERCIAL       TOTAL
Revenue from external customers             $165,244      $ 14,833      $180,077
Interest income                                   74             0            74
Interest expense                                 834             2           836
Depreciation and amortization                  1,803            10         1,813
Segment profit                                 2,760            54         2,814
Segment assets                                93,834         5,032        98,866

SIX MONTHS ENDED, JUNE 30, 1998            WHOLESALE     COMMERCIAL       TOTAL
Revenue from external customers            $255,215      $  5,983       $261,198
Interest income                               1,663             9          1,672
Interest expense                              1,339             1          1,340
Depreciation and amortization                 4,590            26          4,616
Segment profit (loss)                         5,482          (372)         5,110
Segment assets                              309,061         8,866        317,927

(9) NEW PRONOUNCEMENTS

In June 1998, the AICPA issued statement of Financial Accounting Standards No. 133 "Accounting For Derivative Instruments and Hedging Activities." The Company has not yet analyzed the impact of this new standard. The Company will adopt the standard in January of 2000.

(10) SUBSEQUENT EVENTS

In June, 1998, the Company's stockholders voted to amend and restate the certificate of incorporation to increase the number of shares of the Company's authorized common stock from 50 million shares to 100 million shares.

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

The following table sets forth income statement data as a percentage of revenues for the periods indicated.

                                                       THREE MONTHS                 SIX MONTHS
                                                       ENDED JUNE 30,              ENDED JUNE 30,
                                                   --------------------        --------------------
                                                    1997          1998          1997          1998
                                                   ------        ------        ------        ------
Revenues                                            100.0%        100.0%        100.0%        100.0%
Cost of services                                     87.0          85.6          87.0          86.0
                                                   ------        ------        ------        ------
     Gross profit                                    13.0          14.4          13.0          14.0
Operating expenses:
     Selling, general and administrative              8.9           8.6           9.0           8.8
     Depreciation and amortization                    1.0           2.1           1.0           1.8
     Merger Expense                                    --            --            --           0.1
                                                   ------        ------        ------        ------
                                                      9.9          10.7          10.0          10.7
                                                   ------        ------        ------        ------
     Income from operations                           3.0           3.7           3.0           3.3
                                                   ------        ------        ------        ------
Other income (expense):
     Interest income                                  0.1           1.1            --           0.6
     Interest expense                                (0.5)         (0.5)         (0.5)         (0.5)
     Other                                           (0.8)         (0.1)         (0.4)         (0.1)
                                                   ------        ------        ------        ------
                                                     (1.2)          0.5          (0.9)           --
     Income before provision for income taxes         1.8           4.2           2.1           3.3
                                                   ------        ------        ------        ------
Provision for income taxes                            0.9           1.7           0.6           1.4
                                                   ------        ------        ------        ------
Net income                                            1.0%          2.5%          1.5%          1.9%
                                                   ======        ======        ======        ======

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

Revenues: Revenues increased 38.5% to $131.9 million in the second quarter of 1998 from $95.3 million in the second quarter of 1997. Wholesale revenues increased 39.7% to $124.0 million from $88.8 million in the prior year quarter. Wholesale minutes of use increased 67.9% to 348.5 million in the second quarter of 1998, as compared to 207.6 million minutes of use in the comparable quarter of the year prior. This increase reflects growth in the number of wholesale customers to 146 at the quarter ended June 30, 1998, up from 112 in the quarter ended June 30, 1997, as well as an increase in usage by existing customers. The average wholesale rate per minute of use declined to $0.34 for the current quarter as compared to $0.43 for the quarter ended June 30, 1997 reflecting the change in country mix to include a larger proportion of lower rate per minute countries as well as lower prices on competitive routes.

Commercial revenues increased 22.4% to $7.9 million in the second quarter of 1998 from $6.5 million in the second quarter of 1997 reflecting the success of new international rate plans for targeting ethnic markets for Latin America and the Pacific Rim. Commercial rate per minute decreased to $0.24 for the second quarter of 1998 compared to $0.25 in the second quarter of 1997 as a result of competitive pricing.

Gross Profit: On a consolidated basis gross profit increased 54.1% to $19.1 million in the second quarter of 1998 from $12.4 million in the second quarter of 1997. Consolidated gross margin increased to 14.4% in the second quarter of 1998 compared to 13.0% in the same period of 1997. Wholesale gross profit increased to $16.6 million in 1998 from $9.9 million for 1997. Wholesale gross margin increased to 13.3% in the quarter from 11.1% in the prior year quarter. Wholesale gross profit expanded during the second quarter of 1998 as traffic was increasingly routed over the Company's proprietary international network. The Company currently routes to 40 countries on its network, up from 31 countries in the quarter ended March 31, 1998. Commercial gross profit decreased slightly to $2.4 million in the second quarter of 1998 from $2.5 million in the second quarter of 1997. Commercial gross margin for the second quarter of 1998 decreased to 30.4% from 38.7% in the prior year quarter as a result of increased competition causing lower rates and one time charges related to moving LDS and CEO customer bases onto STAR's network.

Selling, General and Administrative: For the second quarter of 1998, selling, general and administrative expenses increased 33.8% to $11.4 million, from $8.5 million in the second quarter of 1997. Wholesale selling, general and administrative expenses increased to $8.7 million in the second quarter of 1998 from $6.3 million in the second quarter of 1997, and decreased slightly as a percentage of wholesale revenues to 6.9% from 7.1% over the comparable periods. Total expenses increased year to year in absolute dollars as STAR expanded its proprietary international network and employee base. Commercial selling, general and administrative expenses increased to $2.7 million in the second quarter of 1998 from $2.2 million in the second quarter of 1997. Commercial selling, general and administrative expenses increased as a percentage of commercial revenues to 34.4% from 33.5%, respectively, as L.D. Services increased its telemarketing sales force to focus on new target markets. The Company expects selling, general and administrative expenses to expand in absolute dollars and as a percentage of revenues throughout fiscal year 1998, as the Company expands its network and employee base and in connection with the Company's development of the commercial market.

Depreciation: Depreciation increased to $2.7 million for the second quarter of 1998 from $993,000 for the second quarter of 1997, and increased as a percentage of revenues to 2.1% from 1.0% in the prior period. Depreciation increased as a result of STAR's continuing expansion of its proprietary international network which includes purchases of switches, undersea cable and leasehold improvements associated with switch sites. STAR expects depreciation expense to continue to increase as a percentage of revenues as the Company continues to expand its global telecommunications network.

Other Income (Expense): The Company reported other income of $570,000 in the second quarter of 1998 as compared to other expense of $1.1 million in the second quarter of 1997. Interest income earned on short-term investments increased to $1.4 million in the second quarter of 1998 from $53,000 in the second quarter of 1997 reflecting interest earned on cash generated by the Company's secondary equity offering in May. Interest expense increased to $722,000 in the second quarter of 1998 from $438,000 in the second quarter of 1997 reflecting additional capital leases on new switches. Also included in other expense in the second quarter of 1998 is $97,000 of foreign currency losses related primarily to the balance in the inter-company account between STAR and its foreign subsidiaries. In the second quarter of 1997 other expense included $756,000 consisting primarily of a legal settlement at LDS.

Provision for Income Taxes: The company's provision for income taxes increased to $2.3 million in the second quarter of 1998 from $810,000 in the second quarter of 1997 primarily due to the increase in profitability of the Company.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

Revenues: Revenues increased 45.0% to $261.2 million in the first half of 1998 up from $180.1 in the first half of 1997. Minutes of use increased to 720 million in the first half of 1998 from 448 million in the first half of 1997. The increase was primarily the result of both increased sales to existing wholesale customers and to an increase in the number of wholesale carrier customers.

Gross Margin: Gross profit increased 56.5% to $36.7 million in the first half of 1998 from $23.5 million in the first half of 1997. Gross margin improved to 14.0% from 13.0%, reflecting the increasing amount of traffic terminated over the Company's owned network.

Selling, General and Administrative: Selling, general and administrative expenses increased 41.4% to $22.9 million during the first half of 1998 from $16.2 million in the comparable period one year earlier, and decreased slightly as a percentage of revenue to 8.8% from 9.0% in the prior period.

Depreciation: Depreciation increased to $4.6 million in the first half of 1998 from $1.8 million for the first half of 1997. Depreciation increased as a result of the Company's continued expansion of its global transmission network.

Other Income (Expense): Other income, net increased to $74,000 in the first half of 1998 from a net expense of $1.5 million in the first half of 1997. The swing results from interest income earned on the proceeds from the secondary offering of $1.7 million offset by interest expense incurred on capital leases of $1.3 million.

Provision for Income Taxes: The Company's provision for income taxes increased to $3.8 million in the first half of 1998 from $1.2 million in the first half of 1997. The effective tax rate increased to 42.8% in the first half of 1998 from 29.0% in the first half of 1997 reflecting the write-off of a customer accounts receivable in the first quarter of 1997.

Year 2000 Compliance: STAR has made a concerted effort to ensure that the software components of its information and billing systems are Year 2000 compliant. As such, management believes that, after January 1, 2000, STAR will be able to continue to accurately track and bill calls. At the same time, it is likely that the operations of a number of STAR's customers and vendors rely on software that is not Year 2000 compliant.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, STAR had cash and cash equivalents of $9.2 million, short-term investments of $114.4 million (as a result of the Company's secondary equity offering) and a working capital surplus of $124.0 million.

As of June 30, 1998, STAR had no funds outstanding on its $25 million revolving line of credit, which bears interest at a rate of the bank's cost of funds plus
137.5 basis points and expires on July 1, 1999.

However, available borrowings under the line of credit is reduced by outstanding letters of credit in the amount of $4.2 million.

STAR generated net cash from operating activities of $8.7 million for the six months ended June 30, 1998, primarily from net income plus depreciation and amortization, as well as increases in accounts payable, accrued expenses and accrued network costs offset by increases in accounts receivable. The Company's investing activities used cash of $144.1 million during the six months ended June 30, 1998, primarily from capital expenditures and the purchase of short-term investments. On May 4, 1998, the Company completed a secondary offering of 6,000,000 shares of Common Stock of which 5,685,000 shares were sold by the Company and 315,000 shares were sold by a selling stockholder. The net proceeds to the Company (after deducting underwriting discounts and offering expenses) from the sale of shares of Common Stock were approximately $144.7 million. The Company's financing activities generated cash of approximately $142.7 million primarily from proceeds raised in the secondary stock offering as well as stock options exercised, offset by payments under capital lease obligations.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Through June 30, 1998, the Company used approximately $27.0 million of the $144.7 million raised by the secondary public offering of shares of common stock in May 1998. Approximately $22.6 million was used to purchase undersea cables. $1.6 million was used to purchase switching and transmission related equipment and $2.8 million was used to finance the Company's operations of the Germany subsidiary.

ITEM 5.  OTHER INFORMATION

         If a stockholder proposal is introduced at the 1999 Annual Meeting without any discussion of the proposal in the proxy statement, and if the proponent does not notify the Company on or before March 1, 1999, as required by Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, as amended, of the intent to raise such proposal at the 1999 Annual Meeting, the proxies received by the Company for the 1999 Annual Meeting will be voted by the persons named as proxies in their discretion in regard to such proposal. Notice is to be given to the Company in writing at its principal office, 223 East De La Guerra Street, Santa Barbara, California 93101, directed to the attention of the Secretary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

2.4 Agreement and Plan of Merger dated as of June 9, 1998 by and among the Company, Sierra Acquisition Co., Inc., PT-1 Communications, Inc. and the stockholders listed on the signature page thereto (the "Stockholders").

10.45 Second Restatement of Employment Agreement between the Company and James Kolsrud dated as of July 9, 1998.

10.46    First Amendment to 1997 Omnibus Stock Incentive Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          STAR TELECOMMUNICATIONS, INC.

Dated:  August 14, 1998

                                 By: /s/ Christopher E. Edgecomb
                                     -------------------------------------------
                                     Christopher E. Edgecomb
                                     Chief Executive Officer and Director
                                     (Duly Authorized Officer)


                                 By: /s/ Kelly D. Enos
                                     -------------------------------------------
                                     Kelly D. Enos
                                     Chief Financial Officer
                                     (Principal Financial & Accounting Officer)