Form 10-Q
period 1998-09-30
STAR TELECOMMUNICATIONS INC
filed 1998-11-13
CIK 1026486

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

Registrant's telephone number, including area code (805) 899-1962
                                                   --------------

                                      None
                                      ----

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

                               Yes [X]    No [ ]

As of September 30, 1998, the number of the registrant's Common Shares of $.001 par value outstanding was 42,211,252.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION:

Item 1: Financial Statements

        Condensed Consolidated Balance Sheets As Of
        December 31, 1997 And September  30, 1998                              3

        Condensed Consolidated Statements Of Income For The
        Three And Nine Month Periods Ended September 30, 1997 And 1998         4

        Condensed Consolidated Statements Of Cash Flows For The
        Nine Month Periods Ended September 30, 1997 And 1998                   5

        Notes To Condensed Consolidated Financial Statements                   7

Item 2: Management's Discussion And Analysis Of Financial
        Condition And Results Of Operations                                   11


PART II - OTHER INFORMATION                                                   16

ITEM 1.  FINANCIAL STATEMENTS

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except for share data)


                                                                   December 31,       September 30,
                                                                       1997               1998
                                                                  -------------       -------------
                                                                                       (Unaudited)
Current Assets:
   Cash and cash equivalents                                      $       1,903       $      11,808
   Short-term investments                                                18,631              92,390
   Accounts and notes receivable, net                                    46,675              80,721
   Receivable from related parties                                         --                   330
   Other current assets                                                  10,696              27,580
                                                                  -------------       -------------
              Total current assets                                       77,905             212,829
                                                                  -------------       -------------

Property and equipment, net                                              35,959             113,851

Other assets                                                              6,452               7,340
                                                                  -------------       -------------
              Total assets                                        $     120,316       $     334,020
                                                                  =============       =============

Current Liabilities:
   Revolving lines of credit with stockholder                     $         138       $           5
   Current portion of long-term obligations                               3,259               7,595
   Accounts payable and other accrued expenses                           22,345              36,200
   Accrued network cost                                                  38,403              52,464
                                                                  -------------       -------------
              Total current liabilities                                  64,145              96,264
                                                                  -------------       -------------

Long-Term Liabilities:
   Long-term obligations, net of current portion                         12,107              31,053
   Other long-term liabilities                                              863               1,638
                                                                  -------------       -------------
              Total long-term liabilities                                12,970              32,691
                                                                  -------------       -------------

Stockholders' Equity:
   Common Stock $.001 par value:
   Authorized - 100,000,000 shares                                           35                  42
   Additional paid-in capital                                            41,662             194,138
   Deferred compensation                                                    (30)               --
   Accumulated other comprehensive income                                  --                   219
   Retained earnings                                                      1,534              10,666
                                                                  -------------       -------------
              Total stockholders' equity                                 43,201             205,065
                                                                  -------------       -------------
              Total liabilities and stockholders' equity          $     120,316       $     334,020
                                                                  =============       =============


   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                          September 30,
                                             --------------------------------        --------------------------------
                                                 1997                1998                1997                1998
                                             --------------------------------        --------------------------------
                                                      (Unaudited)                              (Unaudited)

Revenue                                      $    103,297        $    164,333        $    283,374        $    425,531
Operating expenses:
      Cost of services                             90,100             139,324             246,712             363,794
      Selling, general and
        administrative expenses                     8,898              15,922              25,118              38,853
      Depreciation and amortization                 1,227               3,439               3,040               8,055
      Merger expense                                 --                  --                  --                   314
                                             ------------        ------------        ------------        ------------
                                                  100,225             158,685             274,870             411,016
                                             ------------        ------------        ------------        ------------
      Income from operations                        3,072               5,648               8,504              14,515
                                             ------------        ------------        ------------        ------------

Other income (expense):
      Interest income                                 293               1,839                 367               3,511
      Interest expense                               (453)               (740)             (1,289)             (2,080)
      Other                                          (794)                 87              (1,499)               (171)
                                             ------------        ------------        ------------        ------------
                                                     (954)              1,186              (2,421)              1,260
                                             ------------        ------------        ------------        ------------
      Income before provision
        for income taxes                            2,118               6,834               6,083              15,775

Provision for income taxes                          1,255               2,812               2,406               6,643
                                             ------------        ------------        ------------        ------------
Net income                                   $        863        $      4,022        $      3,677        $      9,132
                                             ============        ============        ============        ============

      Income before provision
        for income taxes                            2,118                                   6,083

Pro forma income taxes                              1,137                                   2,718
                                             ============                            ============
Pro forma net income                         $        981                            $      3,365
                                             ============                            ============

Basic income per share                       $       0.02        $       0.10        $       0.13        $       0.23
                                             ============        ============        ============        ============

Diluted income per share                     $       0.02        $       0.09        $       0.12        $       0.22
                                             ============        ============        ============        ============

Pro forma basic income per share             $       0.03                            $       0.12
                                             ============                            ============

Pro forma diluted income per share           $       0.03                            $       0.11
                                             ============                            ============


   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                           Nine Months Ended
                                                                             September 30,
                                                                   --------------------------------
                                                                       1997                1998
                                                                   --------------------------------
                                                                              (Unaudited)

Cash Flows From Operating Activities:
     Net income                                                    $      3,677        $      9,132
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                    3,040               8,055
         Loss on disposal of equipment                                       42                --
         Compensation expense relating to stock options                      60                  30
         Provision for doubtful accounts                                  4,068               3,952
         Deferred income taxes                                             --                  (511)
         Deferred compensation                                              (66)                 62
         Increase in assets:
            Accounts and notes receivable                                (8,214)            (37,998)
            Receivable from related parties                                (174)               (330)
            Other assets                                                 (1,495)             (6,038)
         Increase (decrease) in liabilities:
            Accounts payable and other accrued expenses                  (1,470)             13,855
            Accrued network cost                                         13,042              14,061
            Other liabilities                                                63                  48
                                                                   ------------        ------------
                Net cash provided by operating activities                12,573               4,318
                                                                   ------------        ------------

Cash Flows From Investing Activities:
     Capital expenditures                                                (6,649)            (57,847)
     Short-term investments                                             (19,206)            (73,759)
     Other long term assets                                                 385              (5,084)
                                                                   ------------        ------------
                Net cash used in investing activities                   (25,470)           (136,690)
                                                                   ------------        ------------


   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               Nine Months Ended
                                                                                  September 30,
                                                                        --------------------------------
                                                                             1997                1998
                                                                        --------------------------------
                                                                                  (Unaudited)

Cash Flows From Financing Activities:
  Borrowing under lines of credit                                             34,211                --
  Repayments under lines of credit                                           (42,025)               --
  Borrowing under lines of credit with stockholders                              583                --
  Repayments under lines of credit with stockholder                             (423)               (133)
  Payments under long-term debt and capital lease obligations                 (3,061)             (4,818)
  Stockholder distributions for LDS                                             (794)               --
  Issuance of common stock                                                    30,914             144,711
  Other financing activities                                                    --                   (12)
  Stock options exercised                                                         67               2,310
                                                                        ------------        ------------
                     Net cash provided by financing activities                19,472             142,058
                                                                        ------------        ------------


Effects Of Foreign Currency Translation                                         --                   219

Increase in cash and cash equivalents                                          6,575               9,905
Cash and cash equivalents, beginning of period                                 1,845               1,903
                                                                        ------------        ------------
Cash and cash equivalents, end of period                                $      8,420        $     11,808
                                                                        ============        ============


   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, as set forth in the STAR Telecommunications, Inc. ("STAR" or the "Company") Annual Report on Form 10-K. The results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

(2) BUSINESS AND PURPOSE

STAR is an emerging multinational carrier focused primarily on the international long-distance market. The Company offers highly reliable, low-cost switched voice services through a flexible network comprised of foreign termination relationships, international gateway switches, leased and owned transmission facilities, and resale arrangements with other long-distance providers.

During 1996 and 1997, the Company established several wholly-owned foreign subsidiaries to further expand its international network. The Company made substantial investments to install switch facilities in two of these subsidiaries, Star Europe Limited (SEL) which is located in London, England, and Star Telecommunications Deutschland (GmbH) which is located in Frankfurt, Germany. The Company plans to use these switch facilities to decrease international traffic termination cost and to initiate outbound calls from these local markets.

In December 1997, the Company entered into the domestic long-distance market through the acquisition of L.D. Services, Inc. ("LDS"). In addition, the Company established a domestic long-distance provider Arvilla Telecommunication, Inc. ("Arvilla"). Effective September 25, 1998, LDS and Arvilla were merged into a wholly-owned subsidiary, CEO Telecommunications, Inc. ("CEO").


(3) NET INCOME PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The statement replaces primary EPS with basic EPS, which is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. The provision requires the calculation of diluted EPS. The Company adopted this statement in 1997 and prior year earnings per share information has been restated to be consistent with SFAS No. 128.

The following schedule summarizes the information used to compute net income per common share for the three and nine months ended September 30, 1997 and 1998 (in thousands):


                                                               THREE MONTHS                    NINE MONTHS
                                                                   ENDED                          ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                       ----------------------------    ----------------------------
                                                           1997            1998            1997            1998
                                                       ------------    ------------    ------------    ------------
Weighted number of common shares used to
    compute basic earnings per share                         34,589          42,087          28,650          39,147
Weighted average common share equivalents                     2,114           1,245           2,930           1,774
                                                       ------------    ------------    ------------    ------------
Weighted average number of common share and
    share equivalents used to compute diluted
    earnings per share                                       36,703          43,332          31,580          40,921
                                                       ============    ============    ============    ============


(4) PRO FORMA INCOME TAXES

The results of operations and provision for income taxes for the three and nine months ended September 30, 1997, reflect LDS' status as an S-Corporation prior to the merger with STAR. The pro-forma income taxes, pro-forma net income, and pro-forma earnings per share information reflected in the condensed consolidated statements of income assumes that both STAR and LDS were taxed as C-Corporations for all periods presented.

(5) COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". For year end financial statements, SFAS 130 requires that comprehensive income, which is the total of net income and all other non-owner changes in equity, be displayed in a financial statement with the same prominence as other consolidated financial statements. Under SFAS No. 130, the Company's foreign currency translation adjustments are considered to be components of other comprehensive income. During the three and nine month periods ended September 30, 1997, comprehensive income equaled net income. During the three and nine month periods ended September 30, 1998, comprehensive income equaled approximately $4,241,000 and $9,351,000, respectively.

(6) CHANGE IN ACCOUNTING ESTIMATE

As of July 1, 1998, the Company prospectively revised the remaining lives of certain operating equipment from five to ten years. This change increased income before provision for income taxes for the three and nine month periods ended September 30, 1998, by approximately one million dollars. These revisions were made to more properly reflect the true economic lives of the assets and to better align the Company's depreciable life estimates with the predominant practice in the industry.

(7) SIGNIFICANT EVENTS

In November 1997, the Company signed a merger agreement with United Digital Network, Inc. ("UDN"). The Company intends to account for the transaction as a pooling of interests. In August 1998, the Company signed an amended and restated agreement to acquire PT-1 Communications, Inc. ("PT-1") which will be accounted for as a purchase. The Company anticipates closing these transactions in the fourth quarter.

According to SFAS 52, "Foreign Currency Translation," the functional currency of a foreign subsidiary of a U.S. company ordinarily will be the currency of the country in which the entity is located or the U.S. dollar. The determination of the functional currency is basically a matter of fact. On July 1, 1998, due to changes in facts and circumstances, the Company changed the functional currency of it's German subsidiary from the U.S. dollar to the German mark.

(8) STATEMENTS OF CASH FLOWS

During the nine month periods ended September 30, 1997 and 1998, cash paid for interest was approximately $1,175,000 and $2,342,000, respectively. For the same periods, cash paid for income taxes amounted to approximately $2,693,000 and $2,545,000, respectively.

Non-cash investing and financing activities are as follows (in thousands):

                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                               -----------------------------
                                                    1997             1998
                                               ------------     ------------
Equipment purchased through
      notes and capital leases                 $     10,230     $     28,100
Tax benefits related to stock options                  --              5,474
                                               ------------     ------------
                                               $     10,230     $     33,574
                                               ============     ============


(9) SEGMENT INFORMATION

At September 30, 1998, STAR has two business segments, North American and European long distance telecommunications.

                                                 NORTH
THREE MONTHS ENDED, SEPTEMBER 30, 1997          AMERICA            EUROPE              TOTAL
Revenue                                      $     103,297     $        --        $     103,297
Interest income                                        293              --                  293
Interest expense                                       356                97                453
Depreciation and amortization                        1,084               143              1,227
Segment profit (loss)                                1,451              (588)               863
Segment assets                               $     102,097     $       5,965      $     108,062


                                                 NORTH
THREE MONTHS ENDED, SEPTEMBER 30, 1998          AMERICA            EUROPE              TOTAL
Revenue                                      $     157,584     $       6,749      $     164,333
Interest income                                      1,814                25              1,839
Interest expense                                       356               384                740
Depreciation and amortization                        2,384             1,055              3,439
Segment profit (loss)                                9,733            (5,711)             4,022
Segment assets                               $     285,381     $      48,639      $     334,020


                                                 NORTH
NINE MONTHS ENDED, SEPTEMBER 30, 1997           AMERICA            EUROPE              TOTAL
Revenue                                      $     283,374     $        --        $     283,374
Interest income                                        367              --                  367
Interest expense                                     1,153               136              1,289
Depreciation and amortization                        2,824               216              3,040
Segment profit (loss)                                4,895            (1,218)             3,677
Segment assets                               $     102,097     $       5,965      $     108,062


                                                 NORTH
NINE MONTHS ENDED, SEPTEMBER 30, 1998           AMERICA            EUROPE              TOTAL
Revenue                                      $     418,588     $       6,943      $     425,531
Interest income                                      3,486                25              3,511
Interest expense                                     1,116               964              2,080
Depreciation and amortization                        6,033             2,022              8,055
Segment profit (loss)                               19,944           (10,812)             9,132
Segment assets                               $     285,381     $      48,639      $     334,020


The Company provides wholesale and commercial long distance telephone service. The commercial segment represents less than 10% of revenue, net income or assets of the Company for the periods presented.

(10) NEW PRONOUNCEMENTS

In June 1998, the AICPA issued statement of Financial Accounting Standards No. 133 "Accounting For Derivative Instruments and Hedging Activities." The Company has not yet analyzed the impact of this new standard. The Company will adopt the standard in January of 2000.

(11) SUBSEQUENT EVENTS

In November 1998, the Company signed a twenty year, $31 million dollar indefeasible right of use (IRU) agreement with IXC Communication, Inc. ("IXC") to purchase capacity on IXC's U.S. based digital fiber network.

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

The following table sets forth income statement data as a percentage of revenues for the periods indicated.


                                                                THREE MONTHS                         NINE MONTHS
                                                            ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                       ------------------------------      ------------------------------
                                                           1997              1998              1997              1998
                                                       ------------      ------------      ------------      ------------

Revenues                                                        100%              100%              100%              100%
Operating expenses:
     Cost of services                                          87.2              84.8              87.1              85.5
     Selling, general and administrative                        8.6               9.7               8.9               9.1
     Depreciation and amortization                              1.2               2.1               1.1               1.9
     Merger expense                                            --                --                --                 0.1
                                                       ------------      ------------      ------------      ------------
                                                               97.0              96.6              97.0              96.6
                                                       ------------      ------------      ------------      ------------
     Income from operations                                     3.0               3.4               3.0               3.4
                                                       ------------      ------------      ------------      ------------
Other income (expense):
     Interest income                                            0.3               1.1               0.1               0.8
     Interest expense                                          (0.4)             (0.5)             (0.5)             (0.5)
     Other                                                     (0.8)              0.1              (0.5)             (0.0)
                                                       ------------      ------------      ------------      ------------
                                                               (0.9)              0.7              (0.9)              0.3
     Income before provision for income taxes                   2.1               4.2               2.1               3.7
                                                       ------------      ------------      ------------      ------------
Provision for income taxes                                      1.2               1.7               0.8               1.6
                                                       ============      ============      ============      ============
Net income                                                      0.8%              2.4%              1.3%              2.1%
                                                       ============      ============      ============      ============

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues: Total revenues increased 59.1% to $164.3 million in the third quarter of 1998 from $103.3 million in the third quarter of 1997. Total revenues for the third quarter of 1998 increased 24.6% from $131.9 million in the second quarter ended June 30, 1998.

Revenues from North American wholesale customers increased 54.2% to $149.4 million from $96.9 million in the prior year quarter. Minutes of use generated by North American wholesale customers increased 97.2% to 475.1 million minutes of use in the third quarter of 1998, as compared to 240.9 million minutes of use in the comparable quarter of the year prior. This increase in revenues and minutes reflects growth in the number of North American wholesale customers to 175 at September 30, 1998, up from 137 customers at September 30, 1997, as well as an increase in usage by existing customers. The average North American wholesale rate per minute of use declined to $0.30 for the current quarter as compared to $0.40 for the quarter ended September 30, 1997, as well as the quarter ended June 30, 1998 of $0.34 reflecting continued lower prices on competitive routes. The decline is also attributable to the change in country mix to include a larger proportion of lower rate per minute countries such as Mexico, Germany and the United Kingdom.

North American commercial revenues increased 28.1% to $8.2 million in the third quarter of 1998 from $6.4 million in the third quarter of 1997 reflecting the continued success of new international rate plans that target ethnic markets for Latin America and the Pacific Rim. Traditionally, the telemarketing operation experiences declining minutes of use during the third quarter summer months due to the usage trends of its international users. On a quarter to quarter basis, the growth in North American commercial minutes and the average North American commercial rate per minute at $0.24 remained flat due to these trends.

The third quarter also includes revenues of $6.7 million dollars generated from the European operations. This quarter represents the beginning of the Company's benefit from its investment in the German marketplace. Management believes that the prospects for growth in Germany remain strong as Star GmbH is fully utilizing its interconnect with Deutche Telekom to lower the Company's cost of services and to grow its European commercial customer base.

Cost of Services: Cost of services increased 54.6% to $139.3 million in the third quarter of 1998 from $90.1 million in the third quarter of 1997 and decreased as a percentage of revenues for the same periods to 84.8% from 87.2%. The growth in cost of services reflects the increase in minutes of use offset by an overall declining average cost per minute as well as an increase in leased private line cost. The average cost per minute declined as a result of changes in country mix to include a larger proportion of lower cost per minute countries, competitive pricing pressures as well as an increasing proportion on traffic routed over the Company's proprietary network. The Company currently routes to 43 countries on its global network up from 40 countries in the quarter ended June 30, 1998. Management believes that countries will continue to be added to STAR's global network thereby contributing to an overall decline in cost per minute.

Selling, General and Administrative: For the third quarter of 1998, selling, general and administrative expenses increased 78.9% to $15.9 million from $8.9 million in the third quarter of 1997 and increased as a percentage of revenues to 9.7% from 8.6% over the comparable periods. North American wholesale selling, general and administrative expenses increased to $10.1 million in the third quarter of 1998 from $6.4 million in the comparable period of 1997 and increased as a percentage of North American wholesale revenue from 6.6% to 6.8%, respectively.

North American commercial selling, general and administrative expenses increased to $3.0 million during the period from $2.2 million in the third quarter of 1997. North American commercial selling, general and administrative expenses increased as a percentage of North American commercial revenues to 36.6% during the period from 34.4% in the third quarter of 1997, reflecting the expansion of the telemarketing sales force to focus on new ethnic markets.

Selling, general and administrative expenses related to the European operations amounted to $2.8 million in the third quarter of 1998, an increase from $348,000 in the third quarter of 1997 reflecting the start up of new business efforts in Europe. The Company expects overall selling, general and administrative expenses to continue to grow as a percentage of revenues as the Company adds personnel to become a carrier in additional European countries and continues to hire a sales force to expand its North American commercial customer base.

Depreciation and Amortization: Depreciation expense increased to $3.4 million for the third quarter of 1998 from $1.2 million for the third quarter of 1997, and increased as a percentage of revenues to 2.1% from 1.2% over the comparable period in the prior year. Depreciation expense increased with the operation of new switch sites, the purchase of additional fiber capacity to connect the Company's expanding network and leasehold improvements. Depreciation attributable to North American assets amounted to $2.4 million. European operations realized total depreciation of $1.1 million. STAR expects depreciation expense to continue to increase as a percentage of revenues as the Company continues to expand its global telecommunications network.

Income from Operations: Income from operations increased to $5.6 million during the third quarter of 1998 from $3.1 million in the third quarter of 1997 and operating margin increased to 3.4% from 3.0%, respectively. Operating margin is expanding overall as the Company continues to increasingly route traffic over the Company's proprietary network. Offsetting the declining cost of services on a per minute basis were the startup costs of launching operations in new European countries and the expansion of the North American based commercial operations.

Other Income (Expense): The Company reported other income of $1.2 million in the third quarter of 1998 as compared to other expense of approximately $1.0 million for the third quarter of 1997. Interest income earned on short-term investments increased to $1.8 million in the third quarter of 1998 from $293,000 in the third quarter of 1997 as a result of interest earned on investing the proceeds from the Company's secondary equity offering in May 1998. Interest expense increased to $740,000 during the quarter from $453,000 in the third quarter of 1997 in response to the additional capital leases for the financing of new switches. Included in other expense for the third quarter ended September 30, 1997 is approximately $700,000 for a legal settlement which relates to the dispute settled by L.D. Services, Inc. with the District Attorney of Monterey County.

Provision for Income Taxes: The Company's provision for income taxes increased to $2.8 million in the third quarter of 1998 from $1.3 million in the third quarter of 1997. The effective tax rate decreased to 41.1% in the third quarter of 1998 from 59.3% in the third quarter of 1997. The effective tax rate in the third quarter of 1997 includes the impact of the valuation reserve on the deferred tax asset created by foreign operating losses and other book/tax timing differences.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues: Total revenues increased 50.2% to $425.5 million in the nine months ended September 30, 1998 up from $283.4 million in the nine months ended September 30, 1997. The increase in total revenues can be attributed to the growth of the North American wholesale operations.

North American wholesale minutes of use increased to 1.1 billion with an average rate per minute of $0.33 for the period ended September 30, 1998 as compared to minutes of use of 635.9 million at an average rate per minute of $0.41 in the comparable period of 1997. The volume growth was driven by an increase in sales to existing North American wholesale customers and an increase in the number of North American wholesale carrier customers.

Cost of Services: Cost of Services increased 47.5% to $363.8 million during the nine months ended September 30, 1998, up from $246.7 million for the comparable period of 1997, but decreased as a percentage of revenues to 85.5% from 87.1%, respectively. The decrease in cost of services relative to revenues reflects the increasing amount of traffic terminated over the Company's owned network. Management believes that countries will continue to be added to STAR's global network thereby contributing to an overall decline in cost per minute.

Selling, General and Administrative: Selling, general and administrative expenses increased 54.7% to $38.9 million during the first nine months of 1998 from $25.1 million in the comparable period of 1997 and increased as a percentage of revenues to 9.1% from 8.9%, respectively. The increase in these expenses both in absolute terms and as a percentage of revenues reflects the continued expansion of the STAR network in its North American and European operations.

Depreciation and Amortization: Depreciation expense increased to $8.1 million for the nine months ended September 30, 1998 from $3.0 million for the comparable period of 1997. Depreciation expense increased as a result of the Company's continued expansion of its global transmission network which involved the expansion and start-up of new switch sites, the purchase of fiber capacity and the build out of direct termination arrangements around the world.

Income from Operations: Income from operations increased 70.7% to $14.5 million during the nine months ended September 30, 1998 from $8.5 million during the same period of 1997. Operating margin increased to 3.4% from 3.0%, respectively. Operating margin will continue to expand as STAR continues to diversify its revenue base and as traffic is migrated from leased facilities onto STAR's owned network.

Other Income (Expense): Other income, net increased to $1.3 million in the nine months ended September 30, 1998 from a net expense of $2.4 million in the comparable period of 1997. This increase can be attributed to interest income of $3.5 million earned on the proceeds from the secondary offering offset by interest expense of $2.1 million incurred on capital leases for the nine months ended September 30, 1998. Other expense for the nine months ended September 30, 1997 included $1.6 million in legal settlements which relate to the disputes settled by L.D. Services, Inc. with the California PUC and the District Attorney of Monterey County.

Provision for Income Taxes: The Company's provision for income taxes increased to $6.6 million for the nine months ended September 30, 1998 from $2.4 million for the comparable period in 1997. The effective tax rate increased to 42.1% during the nine months ended September 30, 1998 from 39.6% during the comparable period in 1997. The lower effective tax rate for the period ended September 30, 1997 includes the write-off of a customer accounts receivable in the first quarter of 1997.

YEAR 2000 COMPLIANCE

A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000 these computer programs may fail from an inability to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000.

STAR has initiated a comprehensive program to identify, evaluate and address issues associated with the ability of its information technology and non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on STAR's operations as a result of the century change. Each of the information technology software programs that STAR currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to January 1, 1999. STAR intends to conduct comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 readiness program. An integral part of STAR's non-information technology systems, the telecommunications switches, is not currently Year 2000 compliant. The respective vendors of STAR's twelve switches are in the process of upgrading the switches and have informed STAR that the switches will be Year 2000 compliant on or before February 28, 1999. STAR does not believe that its other non-information technology systems will be affected by the Year 2000, but will not know definitively until STAR tests and evaluates such equipment during January 1999.

STAR's computer system interfaces with the computers and technology of many different telecommunications companies, including those of foreign companies, on a daily basis. STAR considers the Year 2000 readiness of its foreign customers and vendors of particular importance given the general concern that the computer systems abroad may not be as prepared as those in domestic operations to handle the century change. As part of its Year 2000 compliance program, STAR intends to contact its significant vendors and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. STAR plans to have all Year 2000 compliance initial testing and any necessary conversions completed by July 1999.

Historically, STAR has not incurred any costs to reprogram, replace and test its information and non-information technology systems for Year 2000 compliance. The costs associated with STAR's Year 2000 compliance efforts will be incurred during the remainder of 1998 and throughout 1999. STAR estimates the costs of the efforts will be between $70,000 and $150,000 over the life of the project; though such expenditures may increase materially following testing of non-information technology systems and the evaluation of the Year 2000 compliance status of integral third party vendors and customers. Costs incurred in connection with STAR's Year 2000 compliance efforts will be expensed as incurred.

STAR currently anticipates that its information technology and non-information technology systems will be Year 2000 compliant before January 1, 2000, though no assurances can be given that STAR's compliance testing will not detect unanticipated Year 2000 compliance problems. Furthermore, STAR does not yet know the Year 2000 compliance status of integral third parties and is therefore currently unable to assess the likelihood or the risk to STAR of third party system failures. However, a system failure by any of STAR's significant customers or vendors could have a material adverse effect on STAR's operations.

The Company believes that the most reasonably likely worst case scenario resulting from the century change could be the inability to route telephone traffic at current rates to desired locations for an indeterminable period of time, which could have a material adverse effect on STAR's results of operations and liquidity.

STAR intends to develop contingency plans to handle a Year 2000 system failure experienced by its information and non-information technology systems and to handle any necessary interactions with the computers and technology of any integral non-complying third party.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, STAR had cash and cash equivalents of $11.8 million, short-term investments of $92.4 million and a working capital surplus of $116.6 million.

As of September 30, 1998, STAR had no funds outstanding on its $25 million revolving line of credit, which bears interest at a rate of the bank's cost of funds plus 137.5 basis points and expires on July 1, 1999. However, available borrowing under the line of credit are reduced by outstanding letters of credit in the amount of $4.9 million.

The Company has signed a merger agreement with United Digital Network, Inc. ("UDN") and plans to account for this merger as a poolings of interests. The Company also signed a definitive agreement to acquire PT-1 Communications, Inc. ("PT-1") in a transaction to be accounted for as a purchase. The Company will issue 15.05 million shares of STAR common stock and $19.5 million cash for all of PT-1 common stock plus 250,000 shares to certain PT-1 distributors. The Company expects to consummate these transactions by the end of 1998. The Company also entered into a 20 year commitment to purchase IRUs from IXC for approximately $31 million and a 20 year, $70 million agreement to purchase capacity on the Quest nationwide Macro Capacity (SM) Fiber network. The Company expects to finance the PT-1 acquisition with existing cash and short-term investments and the network expansion with funds generated from operations and debt.

STAR generated net cash from operating activities of $4.3 million for the nine months ended September 30, 1998, primarily from net income plus depreciation and amortization, as well as increases in accounts payable and accrued expenses offset by increases in accounts and notes receivable. The increase in accounts and notes receivable was due to general increases in volume and extended payment terms for certain customers. The Company's investing activities used cash of $136.7 million during the nine months ended September 30, 1998, primarily from capital expenditures and the purchase of short-term investments. Cash generated from financing activities of $142.0 million can be attributed to STAR's secondary offering of common stock, which generated net cash proceeds of $144.7 million.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Through September 30, 1998, the Company used approximately $44.8 million of the $144.7 million raised by the secondary public offering of shares of common stock in May 1998. Approximately $22.6 million was used to purchase undersea cables, $7.9 million was used to purchase switching and transmission related equipment and $6.8 million was used to purchase other fixed assets. In addition, approximately $800,000 was used to repay long term debt and capital lease obligations and $6.7 million was used to finance operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

2.4 Amended and Restated Merger Agreement dated as of August 20, 1998 by and among the Company, Sierra Acquisition Corp., PT-1 Communications and the stockholders listed on the signature page thereto, as amended.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  STAR TELECOMMUNICATIONS, INC.

Dated:  November 11, 1998         By: /s/ Kelly D. Enos
                                      -----------------
                                      Kelly D. Enos
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)