Form 10-K/A
period 1997-12-31
STAR TELECOMMUNICATIONS INC
filed 1999-01-19
CIK 1026486

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on January 13, 1999, based on the average bid and asked prices for the Common Stock as reported by Nasdaq was approximately $381,247,423.

    The number of shares of the Registrant's Common Stock outstanding as of January 13, 1999 was approximately 42,246,521 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as set forth below:

                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto of STAR Telecommunications, Inc. ("STAR" or the "Company") and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," filed as part of this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1995, 1996 and 1997, and the balance sheet data at December 31, 1996 and 1997 are derived from the Company's audited financial statements. The consolidated statement of operations data for the year ended December 31, 1994 and the consolidated balance sheet data at December 31, 1994 are unaudited and are derived from unaudited financial statements not included in this Form 10-K. The consolidated balance sheet data at December 31, 1995 is derived from audited financial statements not included in this Form 10-K. Although incorporated in 1993, the Company did not commence business until 1994.

                                                                                YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                        1994        1995        1996        1997
                                                                     -----------  ---------  ----------  ----------
                                                                     (UNAUDITED)
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:(1)
Revenues...........................................................   $  20,915   $  46,283  $  237,991  $  376,198
Operating expenses:
  Cost of services.................................................      12,775      31,897     205,585     325,237
  Selling, general and administrative..............................       4,782      10,086      34,331      35,381
  Depreciation and amortization....................................          30         186       1,151       4,245
  Merger expense...................................................          --          --          --         286
                                                                     -----------  ---------  ----------  ----------
  Total operating expenses.........................................      17,587      42,169     241,067     365,149
                                                                     -----------  ---------  ----------  ----------
  Income (loss) from operations....................................       3,328       4,114      (3,076)     11,049
Other income (expense):
  Interest income..................................................           3          22         110         492
  Interest expense.................................................          --         (64)       (601)     (1,633)
  Legal settlements and expenses...................................          --          --        (100)     (1,653)
  Other............................................................          (7)        (33)         39         208
                                                                     -----------  ---------  ----------  ----------
  Income (loss) before provision for income taxes..................       3,324       4,039      (3,628)      8,463
Provision for income taxes.........................................           1          66         592       2,895
                                                                     -----------  ---------  ----------  ----------
Net income (loss)..................................................   $   3,323   $   3,973  $   (4,220) $    5,568
                                                                     -----------  ---------  ----------  ----------
                                                                     -----------  ---------  ----------  ----------
Pro forma net income (loss) (unaudited)(2).........................   $   1,994   $   2,407  $   (5,163) $    5,373
                                                                     -----------  ---------  ----------  ----------
                                                                     -----------  ---------  ----------  ----------
Income per share(3)................................................   $    0.20   $    0.22  $    (0.19) $     0.19
                                                                     -----------  ---------  ----------  ----------
                                                                     -----------  ---------  ----------  ----------
Diluted income per share(3)........................................   $    0.20   $    0.22  $    (0.19) $     0.18
                                                                     -----------  ---------  ----------  ----------
                                                                     -----------  ---------  ----------  ----------
Pro forma income (loss) per share (unaudited)(2)(3)................   $    0.12   $    0.13  $    (0.24) $     0.19
                                                                     -----------  ---------  ----------  ----------
                                                                     -----------  ---------  ----------  ----------
Pro forma diluted income (loss) per share (unaudited)(2)(3)........   $    0.12   $    0.13  $    (0.24) $     0.17
                                                                     -----------  ---------  ----------  ----------
                                                                     -----------  ---------  ----------  ----------
Weighted average number of common shares outstanding(3)............      16,865      18,020      21,939      28,868
Weighted average number of diluted common shares outstanding(3)....      16,865      18,020      21,939      31,625

                                                                  AS OF DECEMBER 31,
                                                     --------------------------------------------
                                                        1994        1995       1996       1997
                                                     -----------  ---------  ---------  ---------
                                                     (UNAUDITED)
                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)..........................   $   2,007   $   1,222  $  (6,342) $  15,846
Total assets.......................................       5,105      18,316     54,000    113,553
Total long-term liabilities, net of current
  portion..........................................      --             904      5,870     12,271
Retained earnings (deficit)........................       1,839       1,596     (5,968)    (1,397)
Stockholders' equity...............................       2,197       3,047      7,911     44,014

                                                                                YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------
                                                                       1994         1995        1996        1997
                                                                    -----------  ----------  ----------  ----------
                                                                    (UNAUDITED)
                                                                        (IN THOUSANDS, EXCEPT PER MINUTE DATA)

OTHER CONSOLIDATED FINANCIAL AND OPERATING DATA:
Capital expenditures(4)...........................................   $      57   $    2,175  $   13,018  $   24,732
Wholesale billed minutes of use...................................          --       38,106     479,681     863,295
Wholesale revenue per billed minute of use(5).....................   $      --   $   0.4102  $   0.4288  $   0.3997

------------------------

(1) Does not reflect the acquisition of T-One Corp. ("T-One"), which was consummated on March 10, 1998, or the acquisition of United Digital Network ("UDN"), which remains subject to the approval of UDN's stockholders and to various regulatory approvals. If the Company's financial statements had been restated to include the combined operating results of the Company and T-One at the beginning of the audited periods presented, revenues would have been $58.9 million, $259.7 million and $404.6 million, income (loss) from operations would have been $3.8 million, $(3.7) million and $11.4 million and pro forma net income (loss) would have been $2.1 million, $(5.7) million and $5.6 million for the years ended December 31, 1995, 1996 and 1997, respectively. See Note 14 of Notes to Consolidated Financial Statements.

(2) The pro forma net income or loss per share assumes that both STAR and L.D. Services, Inc. ("LDS") had been C-Corporations for all periods presented.

(3) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing pro forma net income (loss) per share.

(4) Includes assets financed with capital leases or notes. See Note 2 of Notes to Consolidated Financial Statements.

(5) Represents wholesale gross call usage revenue per billed minute. Amounts exclude other revenue related items such as finance charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, AS DEFINED IN SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), THAT INVOLVE RISKS AND UNCERTAINTIES. STAR'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO THOSE DISCUSSED IN "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.

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

    COSTS OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION). The Company has pursued a strategy of attracting customers and building calling volume and revenue by offering favorable rates compared to other long distance providers. The Company continues to lower its costs of services (exclusive of depreciation and amortization) by (i) expanding the Company's owned network facilities, (ii) continuing to utilize the Company's sophisticated information systems to route calls over the most cost-effective routes and (iii) leveraging the Company's traffic volumes and information systems to negotiate lower variable usage-based costs with domestic and foreign providers of transmission capacity.

    Costs of services (exclusive of depreciation and amortization) include those costs associated with the transmission and termination of international long distance services and does not include depreciation or amortization expense. Currently, a majority of transmission capacity used by the Company is obtained on a variable, per minute basis. As a result, some of the Company's current costs of services (exclusive of depreciation and amortization) is variable. The Company's contracts with its vendors provide that rates may fluctuate, with rate change notice periods varying from five days to one year, with certain of the Company's longer term arrangements requiring the Company to meet minimum usage commitments in order to avoid penalties. Such variability and the short-term nature of many of the contracts subject the Company to the possibility of unanticipated cost increases and the loss of cost-effective routing alternatives. Each quarter management reviews the cost of services (exclusive of depreciation and amortization) accrual and adjusts the balance for resolved items. Cost of services (exclusive of depreciation and amortization) also include fixed costs associated with the leasing of network facilities.

    The Company intends to begin providing international long distance services to commercial customers in certain European countries in the second half of 1998. STAR began providing long distance service to commercial markets in the U.S. with its acquisition of LDS in November 1997. STAR believes that traffic from commercial customers will be more profitable than wholesale traffic. STAR also expects, however, that an expansion into this market will also increase the risk of bad debt exposure and lead to higher overhead costs. Information related to wholesale and commercial revenues and operations will be reported in future Exchange Act filings made by STAR in accordance with Financial Accounting Standards Board Statement No. 131.

    Prices in the international long distance market have declined in recent years and, as competition continues to increase, STAR believes that prices are likely to continue to decline. Additionally, STAR believes that the increasing trend of deregulation of international long distance telecommunications will result in greater competition, which could adversely affect STAR's revenue per minute. STAR believes, however, that the effect of such decreases in prices will be offset by increased calling volumes and decreased costs.

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

    The Company's revenues, costs and expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors. The Company's revenues in any given period can vary due to factors such as call volume fluctuations, particularly in regions with relatively high per-minute rates; the addition or loss of major customers, whether through competition, merger, consolidation or otherwise; the loss of economically beneficial routing options for the termination of STAR's traffic; financial difficulties of major customers; pricing pressure resulting from increased competition; and technical difficulties with or failures of portions of STAR's network that impact STAR's ability to provide service to or bill its customers. STAR's operating expenses in any given period can vary due to factors such as fluctuations in rates charged by carriers to terminate STAR's traffic; increases in bad debt expense and reserves; the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities; changes in STAR's sales incentive plans; and costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel. In addition, STAR's operating results can vary due to factors such as changes in routing due to variations in the quality of vendor transmission capability; loss of favorable routing options; the amount of, and the accounting policy for, return traffic under operating agreements; actions by domestic or foreign regulatory entities; the level, timing and pace of STAR's expansion in international and commercial markets; and general domestic and international economic and political conditions. Further, a substantial portion of transmission capacity used by the Company is obtained on a variable, per minute and short term basis, subjecting the Company to the possibility of unanticipated price increases and service cancellations. Since STAR does not generally have long term arrangements for the purchase or resale of long distance services, and since rates fluctuate significantly over short periods of time, STAR's operating results are subject to significant fluctuations over short periods of time. The Company's operating results also may be negatively impacted in the longer term by competitive pricing pressures.

RECENT ACQUISITIONS AND DEVELOPMENTS

    The Company has recently acquired or entered into agreements to acquire the following companies and has taken the following actions:

    - L.D. SERVICES, INC. On November 30, 1997, the Company acquired LDS, certain non-operating entities and majority ownership in another entity for approximately 849,000 shares of Common Stock in a transaction accounted for as a pooling of interests. The Company's audited financial statements have been restated to include LDS' historical performance for all periods presented. The commercial business of LDS has historically had higher revenue per minute and higher selling, general and administrative expenses and operating costs than the Company's wholesale operations. As the Company integrates and expands the commercial accounts of LDS, such increase in operations may affect the Company's future operating margins. In 1997, LDS settled disputes with the California PUC and with the District Attorney of Monterey, California. The resulting payments and restrictions on LDS' activities adversely affected its 1997 operating results.

    - T-ONE CORP. On March 10, 1998, the Company acquired T-One for 1,353,000 shares of Common Stock in a transaction accounted for as a pooling of interests. The Company's audited financial statements included in this document have not been restated to include T-One's historical performance. For the fiscal year ended December 31, 1997, T-One had revenues of $30.4 million, gross profit of $1.8 million, selling, general and administrative expenses of $1.5 million and net income of $0.2 million. See Note 14 of Notes to Consolidated Financial Statements.

    - UNITED DIGITAL NETWORK, INC. On November 19, 1997, STAR entered into an agreement to acquire UDN for approximately 650,000 shares of STAR Common Stock. The acquisition of UDN is subject to the approval of UDN's stockholders and to various regulatory approvals, and STAR may not complete this acquisition.

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

RESULTS OF OPERATIONS

    The following table sets forth certain selected items in the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                        YEARS ENDED DECEMBER 31,
                                                      ----------------------------
                                                       1995       1996       1997
                                                      ------     ------     ------
Revenues..........................................     100.0%     100.0%     100.0%
Operating Expenses:
  Cost of services................................      68.9       86.4       86.5
  Selling, general and administrative expenses....      21.8       14.4        9.4
  Depreciation and amortization...................       0.4        0.5        1.1
                                                      ------     ------     ------
      Total operating expenses....................      91.1      101.3       97.1
Income (loss) from operations.....................       8.9       (1.3)       2.9
                                                      ------     ------     ------
Income (loss) before provision for income taxes...       8.7       (1.5)       2.3
Provision for income taxes........................       0.1        0.3        0.8
                                                      ------     ------     ------
Net income (loss).................................       8.6%      (1.8)%      1.5%
                                                      ------     ------     ------
                                                      ------     ------     ------

YEARS ENDED DECEMBER 31, 1997 AND 1996

    REVENUES: Revenues increased 58.1% to $376.2 million in 1997 from $238.0 million in 1996. Wholesale revenues increased to $348.7 million from $208.1 million, with wholesale minutes of use increasing to 863.3 million minutes in 1997, as compared to 479.7 million minutes of use in the prior year. This increase reflects an increase in the number of wholesale customers from 84 in 1996 to 105 at the end of 1997, as well as an increase in usage by existing customers, primarily resulting from STAR's expanding transmission capacity and improving transmission quality. The average rate per minute of usage for wholesale customers declined from $0.43 cents per minute in 1996 to $0.40 cents per minute in 1997, reflecting the change in country mix to include a larger proportion of lower rate per minute countries as well as lower prices on competitive routes. The decline in rates per wholesale minute partially offset the increase in wholesale minutes of use. The period to period decline in rates per minute was not a significant factor in the relative increase in minutes of use. Taking into account the acquisition of T-One, on a pro forma basis revenues in 1997 would have been $404.6 million, an increase of 55.8% from 259.7 million in 1996.

    Commercial revenues decreased to $27.5 million in 1997 from $29.9 million in 1996 reflecting the termination of the LDS customer base in California due to the 1997 settlement entered into by LDS with each of the California PUC and the District Attorney of Monterey, California. In 1997, commercial revenues generated in the State of California was $10.4 million, as compared to California-generated commercial revenues of $14.5 million in 1996.

    COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION): Cost of services (exclusive of depreciation and amortization) increased 58.2% to $325.2 million in 1997 from $205.6 million in 1996. Wholesale cost of services (exclusive of depreciation and amortization) increased to $308.9 million in 1997 from $188.4 million for 1996 and as a percentage of wholesale revenues decreased to 88.6% from 90.6%, respectively. Wholesale cost of services (exclusive of depreciation and amortization) declined during 1997 as traffic was increasingly routed over STAR's proprietary international network. Commercial cost of services (exclusive of depreciation and amortization) decreased 5.2% to $16.3 million in 1997 from $17.2 million in 1996 and as a percentage of commercial revenue increased to 59.3% from 57.4% over such periods, reflecting declining prices in the competitive long distance market. As STAR migrates the LDS commercial customer base onto STAR's network, LDS's cost of commercial long distance services (exclusive of depreciation and amortization) is expected to decline.

    SELLING, GENERAL AND ADMINISTRATIVE: In 1997, selling, general and administrative expenses increased 3.1% to $35.4 million, from $34.3 million in 1996. Wholesale selling, general and administrative expenses increased to $26.0 million in 1997 from $24.1 million in 1996, but decreased as a percentage of wholesale revenues to 7.5% from 11.6% over the comparable periods. Total expenses increased year to year in absolute dollars as STAR expanded its proprietary international network and employee base. Included in the 1996 selling, general and administrative expense was $11.6 million in reserves and write-offs against deposits and accounts receivable related to bad debts from two customers. Commercial selling, general and administrative expenses decreased to $9.4 million in 1997 from $10.2 million in 1996 and remained flat as a percentage of commercial revenues at approximately 34.1%. STAR expects selling, general and administrative expenses to expand in absolute dollars and as a percentage of revenues in fiscal year 1998, as STAR expands its network and employee base and in connection with STAR's entry into the commercial market.

    DEPRECIATION AND AMORTIZATION: Depreciation increased to $4.2 million for 1997 from $1.2 million for 1996, and increased as a percentage of revenues to 1.1% from 0.5% in the prior period. Depreciation increased as a result of STAR's continuing expansion of its proprietary international network which includes purchases of switches, submarine cable and leasehold improvements associated with switch sites. STAR expects depreciation expense to increase as STAR continues to expand its global telecommunications network.

    OTHER INCOME (EXPENSE): Other expense, net, increased to $2.6 million in 1997 from $552,000 in 1996. This increase is primarily due to interest expense of $1.6 million incurred under various capital leases and bank lines of credit and a legal settlement and associated expenses of $1.7 million. The legal settlement relates to the dispute settled by LDS with the California PUC and the District Attorney of Monterey County. See "Business of STAR--Governmental Regulation--Actions Against LDS." Interest income earned on short-term investments increased to $492,000 in 1997 from $110,000 in 1996 due to interest earned on the proceeds of STAR's June 1997 initial public offering.

    PROVISION FOR INCOME TAXES: The historical provision for income taxes increased to $2.9 million in 1997 from $592,000 in 1996 primarily due to the increase in profitability of STAR.

YEARS ENDED DECEMBER 31, 1996 AND 1995.

    REVENUES: Revenues increased 414.2% to $238.0 million in 1996 from $46.3 million 1995. Wholesale revenues increased to $208.1 million in 1996 from $16.1 million in 1995, with minutes of use increasing to 479.7 million in 1996, as compared to 38.1 million minutes of use in the prior year. The increase in wholesale revenue resulted from STAR's commencement of operations as an international long distance carrier, an increase in the number of customers as compared to the prior year and an increase in minutes of wholesale traffic from new and existing customers. The increase in traffic is also attributable to an increase in the number of routes with favorable rates that STAR was able to offer to customers. Commercial revenues decreased to $29.9 million in 1996 from $30.2 million in 1995 due to a decrease in the rate per minute charged, which was partially offset by an increase in the number of minutes sold. In 1996, commercial revenue generated in the State of California was $14.5 million, as compared to California-generated commercial revenues of $15.4 million in 1995. Taking into account the acquisition of T-One, on a pro forma basis revenues would have been $259.7 million in 1996, an increase of 340.6% from $58.9 million in 1995.

    COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION): Cost of services (exclusive of depreciation and amortization) increased 544.5% to $205.6 million for 1996 from $31.9 million in 1995. Wholesale cost of services (exclusive of depreciation and amortization) increased to $188.4 million in 1996 from $14.3 million for 1995. Wholesale cost of services (exclusive of depreciation and amortization) as a percentage of wholesale revenues decreased to 90.6% in 1996 from 89.0% in 1995, reflecting the change from STAR's prior consulting business to operating as an international long distance carrier. Cost of services (exclusive of depreciation and amortization) was positively impacted during 1996 by the negotiation of lower rates on routes with significant traffic, and negatively impacted by increases in traffic on routes with lower margins. Commercial cost of services (exclusive of depreciation and amortization) decreased to $17.2 million in 1996 from $17.6 million in 1995 representing 57.4% and 58.2% of commercial revenues, respectively. Cost of services (exclusive of depreciation and amortization) from commercial services declined as costs associated with the local exchange carriers declined.

    SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses increased 240.4% to $34.3 million in 1996 from $10.1 million in 1995. Wholesale selling, general and administrative expenses increased to $24.1 million in 1996 from $2.1 million in 1995, and increased as a percentage of revenues to 11.6% from 12.8% in the prior period. Selling, general and administrative expenses increased between periods as STAR increased its employee base and incurred payroll, employee benefits, commission and related expenses.

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

    DEPRECIATION: Depreciation increased to $1.2 million for 1996 from $186,000 for 1995, an increase as a percentage of revenues to 0.5% from 0.4% in the prior period. Depreciation increased as a result of STAR's purchase of switches and of the operating equipment and leasehold improvements associated with its Los Angeles and New York switching facilities. Depreciation expense will increase as STAR expands its ownership of switching and transmission facilities through purchase or use of capital leases.

    OTHER INCOME (EXPENSE): Other expense, net, increased to $552,000 in 1996 from $75,000 in 1995. This increase is primarily due to a $100,000 legal settlement in the second quarter of 1996 as well as $601,000 in interest expense incurred under various bank and stockholder lines of credit. This increase was offset by $110,000 in interest income on short-term investments and cash equivalents primarily from funds raised in private placements of equity securities during the first three quarters of 1996.

    PROVISION FOR INCOME TAXES: Through December 31, 1995, STAR had elected to be taxed as an S-Corporation for both federal and state income tax purposes and thus was only subject to 1.5% tax on taxable income for state purposes. LDS was an S-Corporation through the date of the merger on November 30, 1997. The pro forma provision for income taxes, assumes that both STAR and LDS were C-Corporations for all periods presented. During 1996, the historical provision for income taxes increased to $592,000 as a result of the reserve of $2.9 million of the net deferred tax asset.

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

    STAR has initiated a comprehensive program to identify, evaluate and address issues associated with the ability of its information technology and non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on STAR's operations as a result of the century change. Each of the information technology software programs that STAR currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to January 1, 1999. STAR intends to conduct comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 readiness program. An integral part of STAR's non-information technology systems, its telecommunications switches, is not currently Year 2000 compliant. The respective vendors of STAR's twelve switches are in the process of upgrading the switches and have informed STAR that the switches will be compliant on or before February 28, 1999. STAR does not believe that its other non-information technology systems will be affected by the Year 2000, but will not know definitively until STAR tests and evaluates such equipment during January 1999.

    STAR's computer systems interface with the computers and technology of many different telecommunications companies, including those of foreign companies, on a daily basis. STAR considers the Year 2000 readiness of its foreign customers and vendors of particular importance given the general concern that the computer systems abroad may not be as prepared as those in domestic operations to handle the century change. As part of its Year 2000 compliance program, STAR intends to contact its significant vendors and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. STAR plans to have all Year 2000 compliance initial testing and any necessary conversions completed by July 1999.

    Historically, STAR has not incurred any costs to date to reprogram, replace and test its information and non-information technology systems for Year 2000 compliance. The costs associated with STAR's Year 2000 compliance efforts will be incurred during 1998 and 1999. STAR estimates the costs of the efforts will be between $70,000 and $150,000 over the life of the project; though such expenditures may increase materially following testing of non-information technology systems and evaluation of the Year 2000 compliance status of integral third party vendors and customers. Costs incurred in connection with STAR's Year 2000 compliance efforts will be expensed as incurred.

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

    The Company believes that the most reasonably likely worst case scenario resulting from the century change will be its inability to route telephone traffic at current rates to desired locations for an indeterminable period of time. Such worst case scenario could have a material adverse affect on STAR's results of operations and liquidity.

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

  10.7+    Employment Agreement between the Registrant and David Vaun Crumly dated January 1,
           1996.
  10.8+    Employment Agreement between the Registrant and James Kolsrud dated December 18,
           1996.
  10.9+    Consulting Agreement between the Registrant and Gordon Hutchins, Jr. dated May 1,
           1996.
  10.10+   Nonstatutory Stock Option Agreement between the Registrant and Gordon Hutchins,
           Jr. dated May 15, 1996.
  10.11+   Free Standing Commercial Building Lease between the Registrant and Thomas M.
           Spear, as receiver for De La Guerra Court Investments, dated for reference purposes as of March 1, 1996.
  10.12+   Standard Office Lease--Gross between the Registrant and De La Guerra Partners,
           L.P. dated for reference purposes as of July 9, 1996.
  10.13+   Office Lease between the Registrant and WHUB Real Estate Limited Partnership dated
           June 28, 1996, as amended.
  10.14+   Standard Form of Office Lease between the Registrant and Hudson Telegraph
           Associates dated February 28, 1996.
  10.15+   Agreement for Lease between the Registrant and Telehouse International Corporation
           of Europe Limited dated July 16, 1996.
  10.16+   Sublease between the Registrant and Borton, Petrini & Conron dated March 20, 1994, as amended.
  10.17+   Office Lease between the Registrant and One Wilshire Arcade Imperial, Ltd. dated
           June 28, 1996.
  10.18+   Lease Agreement between the Registrant and Telecommunications Finance Group dated
           April 6, 1995.
  10.19+   Lease Agreement between the Registrant and Telecommunications Finance Group dated
           January 3, 1996, as amended.
  10.20++  Master Lease Agreement between the Registrant and NTFC Capital Corporation dated
           December 20, 1996.
  10.21+   Variable Rate Installment Note between the Registrant and Metrobank dated October
           4, 1996.
  10.22+   Assignment of Purchase Order and Security Interest between the Registrant and DSC
           Finance Corporation dated January 1, 1996.
  10.23++  Line of Credit Promissory Note between the Registrant and Christopher E. Edgecomb dated November 7, 1996, as amended.
  10.24++  Office Lease Agreement between the Registrant and Beverly Hills Center LLC effective as of April 1, 1997.
  10.25**  Credit Agreement dated as of September 30, 1997 among the Registrant, the financial institutions party thereto and Sanwa Bank California, as amended.
  10.26**  Office Lease between the Registrant, Hudson Telegraph Associates and American
           Communications Corp., as amended.
  10.27**  Amendment Number Three to Employment Agreement between the Registrant and Mary A.
           Casey dated as of July 1, 1997.
  10.28**  Amendment Number One to Employment Agreement between the Registrant and Kelly D.
           Enos dated as of November 12, 1997.
  10.29**  Amendment Number One to First Restatement of Employment Agreement between the
           Registrant and James Kolsrud dated as of June 16, 1997.
  10.30**  Amendment Number One to Employment Agreement between the Registrant and David Vaun
           Crumly dated as of November 11, 1997.
  10.31**  First Amendment to Amended and Restated 1996 Stock Incentive Plan.
 10.32***  Agreement dated as of December 1, 1997 between the Registrant and Nortel Dasa
           Network Systems GmbH & Co. KG.
  10.33**  Leasing Agreement between the Registrant and Nortel Dasa Network Systems GmbH &
           Co. KG.

  10.34**  Guarantee Agreement between the Registrant and Nortel Dasa Network Systems GmbH &
           Co. KG.
  10.35**  Note and Security Agreement dated as of December 18, 1997 between the Registrant and NationsBanc Leasing Corporation.
  10.36**  Amendment of Lease dated as of September 30, 1997 between the Registrant and
           Hudson Telegraph (reference is hereby made to Exhibit 10.14).
  10.37    Intentionally omitted.
  10.38**  Lease Agreement dated July 29, 1996 between the Registrant and Telecommunications
           Finance Group.
  10.39**  Promissory Note issued by Christopher E. Edgecomb in favor of the Registrant dated
           November 26, 1997.
  10.40**  Stock Pledge Agreement dated November 26, 1997 between the Registrant and
           Christopher E. Edgecomb.
  10.41**  Commercial Lease dated October 31, 1997 between the Registrant and Prinzenpark
           GbR.
  10.42**  Commercial Lease dated October 9, 1997 between the Registrant and WSL Weststadt
           Liegenschafts GmbH.
  10.43**  Office Lease between the Registrant and Airport-Center KGHP Gewerbeban GmbH & Cie.
  10.44**  Lease dated November 19, 1997 between the Registrant and DIFA Deutsche Immobilien
           Fonds Aktiengesellschaft.
  21.1***  Subsidiaries of the Registrant.
  23.1     Consent of Arthur Andersen LLP, Independent Accountants.
  24.1***  Power of Attorney.
  27.1     Financial Data Schedule.

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

*** Filed as an exhibit to the Company's Annual Report on Form 10-K on March 31,
    1998 and incorporated by reference herein.

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

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                          PAGE
                                                                                                                          -----
Report of Independent Public Accountants................................................................................   F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997............................................................   F-3

Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997..............................   F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997....................   F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997..............................   F-6

Notes to Consolidated Financial Statements..............................................................................   F-8

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

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 12, 1998
(except with respect
to the stock split discussed in
Note 14 as to which the
date is March 31, 1998)

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                              DECEMBER 31,
                                                                                         -----------------------
                                                                                            1996        1997
                                                                                         ----------  -----------
CURRENT ASSETS:

  Cash and cash equivalents............................................................  $1,726,000  $ 1,458,000
  Short-term investments...............................................................   1,630,000   18,579,000
  Accounts receivable, net of allowance of $6,202,000 and $7,745,000 at December 31,
    1996 and 1997, respectively........................................................  27,660,000   42,407,000
  Receivable from related parties......................................................     115,000           --
  Other receivables....................................................................     284,000    2,198,000
  Prepaid expenses.....................................................................     960,000    4,712,000
  Prepaid taxes........................................................................     677,000           --
  Deferred income taxes................................................................          --    3,699,000
  Other current assets.................................................................     825,000       61,000
                                                                                         ----------  -----------
    Total current assets...............................................................  33,877,000   73,114,000
                                                                                         ----------  -----------
PROPERTY AND EQUIPMENT:
  Operating equipment..................................................................   8,653,000   29,142,000
  Leasehold improvements...............................................................   4,248,000    6,289,000
  Furniture, fixtures and equipment....................................................   2,418,000    4,564,000
                                                                                         ----------  -----------
                                                                                         15,319,000   39,995,000
  Less-Accumulated depreciation and amortization.......................................  (1,407,000)  (5,638,000)
                                                                                         ----------  -----------
                                                                                         13,912,000   34,357,000
                                                                                         ----------  -----------
OTHER ASSETS:
  Investments..........................................................................     153,000       27,000
  Deposits.............................................................................   5,630,000    6,055,000
  Other................................................................................     428,000           --
                                                                                         ----------  -----------
                                                                                          6,211,000    6,082,000
                                                                                         ----------  -----------
    Total assets.......................................................................  $54,000,000 $113,553,000
                                                                                         ----------  -----------
                                                                                         ----------  -----------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit............................................................  $7,814,000  $        --
  Revolving lines of credit with stockholder...........................................      26,000      138,000
  Current portion of long-term debt....................................................     267,000      480,000
  Current portion of obligations under capital leases..................................     872,000    2,495,000
  Accounts payable.....................................................................   9,391,000    7,987,000
  Taxes payable........................................................................          --    2,156,000
  Related party payable................................................................     269,000           --
  Accrued line costs...................................................................  19,494,000   38,403,000
  Accrued expenses.....................................................................   2,086,000    5,609,000
                                                                                         ----------  -----------
    Total current liabilities..........................................................  40,219,000   57,268,000
                                                                                         ----------  -----------
LONG-TERM LIABILITIES:
  Long-term debt, net of current portion...............................................     466,000      348,000
  Capital lease obligations, net of current portion....................................   4,936,000   11,139,000
  Deferred compensation................................................................     116,000       57,000
  Deposits.............................................................................          --      164,000
  Other long-term liabilities..........................................................     352,000      563,000
                                                                                         ----------  -----------
    Total long-term liabilities........................................................   5,870,000   12,271,000
                                                                                         ----------  -----------
STOCKHOLDERS' EQUITY:
  Series A Preferred Stock, $.001 par value, authorized-- 5,000,000 shares
    Issued and outstanding-- 2,802,446 at December 31, 1996 and none at December 31,
    1997...............................................................................       3,000           --
  Common Stock, $.001 par value, authorized - 50,000,000 shares
    Issued and outstanding-- 23,223,810 and 33,678,519 at December 31, 1996 and 1997,
    respectively.......................................................................      23,000       34,000
  Additional paid-in capital...........................................................   9,937,000   41,373,000
  Deferred compensation................................................................    (118,000)     (30,000)
  Retained earnings (deficit)..........................................................  (1,934,000)  (2,637,000)
                                                                                         ----------  -----------
    Stockholders' equity...............................................................   7,911,000   44,014,000
                                                                                         ----------  -----------
      Total liabilities and stockholders' equity.......................................  $54,000,000 $113,553,000
                                                                                         ----------  -----------
                                                                                         ----------  -----------

   The accompanying notes are an integral part of these consolidated balance sheets.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                       1995            1996            1997
                                                                   -------------  --------------  --------------
REVENUES.........................................................  $  46,283,000  $  237,991,000  $  376,198,000
                                                                   -------------  --------------  --------------
OPERATING EXPENSES:
  Cost of services...............................................     31,897,000     205,585,000     325,237,000
  Selling, general and administrative expenses...................     10,086,000      34,331,000      35,381,000
  Depreciation and amortization..................................        186,000       1,151,000       4,245,000
  Merger expense.................................................             --              --         286,000
                                                                   -------------  --------------  --------------
                                                                      42,169,000     241,067,000     365,149,000
                                                                   -------------  --------------  --------------
    Income (loss) from operations................................      4,114,000      (3,076,000)     11,049,000
                                                                   -------------  --------------  --------------
OTHER INCOME (EXPENSES):
  Interest income................................................         22,000         110,000         492,000
  Interest expense...............................................        (64,000)       (601,000)     (1,633,000)
  Legal settlement and expenses..................................             --        (100,000)     (1,653,000)
  Other income (expense).........................................        (33,000)         39,000         208,000
                                                                   -------------  --------------  --------------
                                                                         (75,000)       (552,000)     (2,586,000)
                                                                   -------------  --------------  --------------
    Income (loss) before provision for income taxes..............      4,039,000      (3,628,000)      8,463,000

PROVISION FOR INCOME TAXES.......................................         66,000         592,000       2,895,000
                                                                   -------------  --------------  --------------
NET INCOME (LOSS)................................................  $   3,973,000  $   (4,220,000) $    5,568,000
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------
    Income (loss) before provision for income taxes..............      4,039,000      (3,628,000)      8,463,000
PRO FORMA INCOME TAXES (UNAUDITED)...............................      1,632,000       1,535,000       3,090,000
                                                                   -------------  --------------  --------------
PRO FORMA NET INCOME (LOSS) (UNAUDITED)..........................  $   2,407,000  $   (5,163,000) $    5,373,000
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------

Income (loss) per common share...................................  $        0.22  $        (0.19) $         0.19
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------

Diluted income (loss) per common share...........................  $        0.22  $        (0.19) $         0.18
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------
Pro forma basic income (loss) per common share (unaudited).......  $        0.13  $        (0.24) $         0.19
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------
Pro forma diluted income (loss) per common share (unaudited).....  $        0.13  $        (0.24) $         0.17
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------

 The accompanying notes are an integral part of these consolidated statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                             PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                                          ----------------------  ----------------------   PAID-IN      DEFERRED
                                                           SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL    COMPENSATION
                                                          ---------  -----------  ---------  -----------  ----------  -------------
Balance, December 31, 1994..............................         --   $      --   17,455,959  $  17,000   $  341,000    $      --

Issuance of common stock................................         --          --   1,843,339       2,000      101,000           --
Conversion of debt to equity............................         --          --          --          --      990,000           --
Net income..............................................         --          --          --          --           --           --
Cash distributions to stockholders......................         --          --          --          --           --           --
                                                          ---------  -----------  ---------  -----------  ----------  -------------
Balance, December 31, 1995..............................         --          --   19,299,298     19,000    1,432,000           --

Effect of terminating the S-corporation election........         --          --          --          --     (690,000)          --
Compensation expense relating to stock options..........         --          --          --          --      168,000     (118,000)
Issuance of common stock................................         --          --   3,924,512       4,000    5,564,000           --
Issuance of preferred stock.............................  2,802,446       3,000          --          --    7,497,000           --
Net loss................................................         --          --          --          --           --           --
Cash distributions to stockholders......................         --          --          --          --   (4,034,000)          --
                                                          ---------  -----------  ---------  -----------  ----------  -------------
Balance, December 31, 1996..............................  2,802,446       3,000   23,223,810     23,000    9,937,000     (118,000)

Effect of L.D. Services terminating the S-corporation
  election..............................................         --          --          --          --      (61,000)          --
Conversion of redeemable preferred stock to common
  stock.................................................  (2,802,446)     (3,000) 1,868,284       3,000           --           --
Initial public offering of common stock.................         --          --   8,097,500       8,000   30,936,000           --
Exercise of stock options...............................         --          --     488,925          --      447,000           --
Compensation expense relating to stock options..........         --          --          --          --           --       88,000
Tax benefit from non-qualified stock options............         --          --          --          --      114,000           --
Cash distributions to stockholders......................         --          --          --          --           --           --
Net income..............................................         --          --          --          --           --           --
                                                          ---------  -----------  ---------  -----------  ----------  -------------
Balance, December 31, 1997..............................         --   $      --   33,678,519  $  34,000   $41,373,000   $ (30,000)
                                                          ---------  -----------  ---------  -----------  ----------  -------------
                                                          ---------  -----------  ---------  -----------  ----------  -------------

                                                           RETAINED
                                                           EARNINGS
                                                          (DEFICIT)     TOTAL
                                                          ----------  ----------
Balance, December 31, 1994..............................  $1,839,000  $2,197,000
Issuance of common stock................................          --     103,000
Conversion of debt to equity............................          --     990,000
Net income..............................................   3,973,000   3,973,000
Cash distributions to stockholders......................  (4,216,000) (4,216,000)
                                                          ----------  ----------
Balance, December 31, 1995..............................   1,596,000   3,047,000
Effect of terminating the S-corporation election........     690,000          --
Compensation expense relating to stock options..........          --      50,000
Issuance of common stock................................          --   5,568,000
Issuance of preferred stock.............................          --   7,500,000
Net loss................................................  (4,220,000) (4,220,000)
Cash distributions to stockholders......................          --  (4,034,000)
                                                          ----------  ----------
Balance, December 31, 1996..............................  (1,934,000)  7,911,000
Effect of L.D. Services terminating the S-corporation
  election..............................................      61,000          --
Conversion of redeemable preferred stock to common
  stock.................................................          --          --
Initial public offering of common stock.................          --  30,944,000
Exercise of stock options...............................          --     447,000
Compensation expense relating to stock options..........          --      88,000
Tax benefit from non-qualified stock options............          --     114,000
Cash distributions to stockholders......................  (1,058,000) (1,058,000)
Net income..............................................   5,568,000   5,568,000
                                                          ----------  ----------
Balance, December 31, 1997..............................  $2,637,000  $44,014,000
                                                          ----------  ----------
                                                          ----------  ----------

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

    ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC

    The Company has carrier service agreements with telecommunication carriers in foreign countries under which international long distance traffic is both originated and terminated on the Company's network. The Company records revenues and related costs as the traffic is recorded in the switch. Revenue from foreign customers equaled $178,000 and $6,577,000 for the years ended December 31, 1996 and 1997, respectively. The Company recognized settlement costs relating to foreign carrier agreements of $152,000 in 1996 and $12,314,000 in 1997, which are included in cost of services in the consolidated statements of operations. The Company had no revenues or costs relating to foreign customers during 1995.

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

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ACCRUED LINE COSTS

    Accrued line costs represent accruals for services to transmit and terminate long distance telephone traffic, which has been provided to the Company but not yet billed. It also includes differences between billings received by the Company and the liability computed by the Company's own systems which are being resolved by the Company and its vendors. Such disputed amounts have not been material to the results of operations for each statement of operations period presented.

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

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CONCENTRATIONS OF RISK

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

    The two largest customers represent approximately 16 percent, 26 percent and 17 percent of revenues during the years ended December 31, 1995, 1996 and 1997, respectively. During 1995 and 1996, only sales to Cherry Communications exceeded 10 percent of total sales. For the year ended December 31, 1997, only one customer exceeded 10 percent of revenues.

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

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

4. LINES OF CREDIT (CONTINUED)
    LINES OF CREDIT WITH STOCKHOLDER

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

    During 1996 and 1997, the Company purchased consulting services from a company owned in part by an employee and a significant stockholder for $37,000 and $256,000, respectively. In addition, the Company purchased equipment and services from this company in the amount of $1,114,000 in 1997. This significant stockholder is also a 30 percent investor in a company, whose subsidiary provided consulting services to the Company in the amount of $12,000 in 1996 and $213,000 in 1997. In addition, the Company purchased telecommunication services from three related companies for $240,000 during 1996 and paid legal fees on behalf of these companies in the amount of $131,000.

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

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

9. INCOME TAXES

    Through December 31, 1995, the Company had elected to be taxed as an S-Corporation for both federal and state income tax purposes. While the election was in effect, all taxable income, deductions, losses and credits of the Company were included in the tax returns of the shareholders. Accordingly, for federal income tax purposes, no tax benefit, liability or provision has been reflected in the accompanying historical consolidated financial statements for the year ended December 31, 1995. For state tax purposes, an S-Corporation is subject to a 1.5 percent tax on taxable income, with a minimum tax of approximately $1,000 annually. Effective January 1, 1996, the Company terminated its S-Corporation election and is now taxable as a C-Corporation.

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

13. QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED)

    The following table presents unaudited quarterly operating results, including the results of LDS, for each of the Company's eight quarters in the two-year period ended December 31, 1997 (amounts in thousands):

                                                                            QUARTER ENDED
                                                            ---------------------------------------------
                                                             MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                            -----------  ---------  ---------  ----------
1996
  Net sales...............................................   $  42,926   $  50,064  $  68,433  $   76,568
  Operating income (loss).................................       2,100       1,961      1,219      (8,356)
  Pro forma net income (loss).............................       1,477       1,294        870      (7,861)

1997
  Net sales...............................................   $  79,382   $  89,167  $  94,867  $  112,782
  Operating income........................................       2,495       2,633      3,100       2,821
  Pro forma net income....................................       1,907         656      1,014       1,991

14. SUBSEQUENT EVENTS

    ACQUISITIONS

    In November 1997, the Company signed a merger agreement with United Digital Network, Inc. ("UDN"). The Company intends to account for the transaction as a pooling of interests. At December 31, 1997, the Company has accounts receivable from UDN in the amount of $721,000 and a note receivable of $2.5 million plus accrued interest of $28,000. Both the accounts receivable and the note have been fully reserved at December 31, 1997. Subsequent to year end, the Company loaned an additional $2 million to UDN which has also been fully reserved since the time of issuance.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

14. SUBSEQUENT EVENTS (CONTINUED)
    On March 10, 1998, the Company consummated a merger with T-One Corp. ("T-One") to be accounted for as a pooling of interests. In connection with this merger, the Company issued 1,353,000 shares of its common stock for all outstanding shares of T-One. The following unaudited pro forma data summarizes the combined operating results of the Company and T-One as if the merger had occurred at the beginning of the periods presented.

                                                                       1995            1996            1997
                                                                   -------------  --------------  --------------
Revenue..........................................................  $  58,937,000  $  259,697,000  $  404,605,000
Income (loss) from operations....................................      3,847,000      (3,658,000)     11,365,000
Net income (loss) (1)............................................      2,140,000      (5,738,000)      5,574,000
Diluted income (loss) per common share (2).......................  $        0.11  $        (0.25) $         0.17

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

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Barbara, State of California, on the 15th day of January, 1999.

                                STAR TELECOMMUNICATIONS, INC.

                                By:              /s/ KELLY D. ENOS
                                     -----------------------------------------
                                                   Kelly D. Enos
                                              Chief Financial Officer