Form 10-Q/A
period 1998-03-31
STAR TELECOMMUNICATIONS INC
filed 1999-01-19
CIK 1026486

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                            Yes  [X]          No [ ]

As of January 13, 1999, the number of the registrant's Common Shares of $.001 par value outstanding was 42,246,521.

     The undersigned Registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as set forth below:

ITEM 1. FINANCIAL STATEMENTS

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                              December 31,      March 31,
                                                                  1997             1998
                                                               ---------        ---------
                                                                               (Unaudited)
Current Assets:
   Cash and cash equivalents                                   $   1,903        $   5,285
   Short-term investments                                         18,631            2,978
   Accounts receivable, net                                       46,675           51,024
   Receivable from related parties                                    --              303
   Other current assets                                           10,696           16,057
                                                               ---------        ---------
              Total current assets                                77,905           75,647
                                                               ---------        ---------
Property and equipment, net                                       35,959           67,814
Other assets                                                       6,452              851
                                                               ---------        ---------
              Total assets                                     $ 120,316        $ 144,312
                                                               ---------        ---------
                                                               ---------        ---------

Current Liabilities:
   Revolving lines of credit with stockholder                  $     138        $      82
   Current portion of long-term obligations                        3,259            6,314
   Accounts payable and other accrued expenses                    22,345           23,242
   Accrued network cost                                           38,403           37,667
                                                               ---------        ---------
              Total current liabilities                           64,145           67,305
                                                               ---------        ---------

Long-Term Liabilities:
   Long-term obligations, net of current portion                  12,107           25,902
   Other long-term liabilities                                       863              378
                                                               ---------        ---------
              Total long-term liabilities                         12,970           26,280
                                                               ---------        ---------

Stockholders' Equity:
   Common Stock $.001 par value:
     Authorized - 50,000,000 shares                                   35               36
   Additional paid-in capital                                     41,662           47,274
   Deferred compensation                                             (30)             (10)
   Retained earnings                                               1,534            3,427
                                                               ---------        ---------
              Total stockholders' equity                          43,201           50,727
                                                               ---------        ---------
              Total liabilities and stockholders' equity       $ 120,316        $ 144,312
                                                               ---------        ---------
                                                               ---------        ---------

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                               Three Months Ended
                                                    March 31,
                                            --------------------------
                                               1997             1998
                                            ---------        ---------
                                                   (Unaudited)
Revenue                                     $  84,827        $ 129,269
                                            ---------        ---------
Operating expenses:
        Cost of services                       73,726          111,593
        Selling, general
          and administrative expenses           7,720           11,561
        Depreciation and amortization             820            1,879
        Merger expense                             --              314
                                            ---------        ---------
                                               82,266          125,347
                                            ---------        ---------
        Income from operations                  2,561            3,922
                                            ---------        ---------

Other income (expense):
        Interest income                            21              283
        Interest expense                         (398)            (618)
        Other                                      51             (160)
                                            ---------        ---------
                                                 (326)            (495)
                                            ---------        ---------
        Income before provision
          for income taxes                      2,235            3,427
Provision for income taxes                        341            1,534
                                            ---------        ---------
Net income                                  $   1,894        $   1,893
                                            ---------        ---------
                                            ---------        ---------
        Income before provision
          for income taxes                      2,235
Pro forma income taxes                            888
                                            ---------
Pro forma net income                        $   1,347
                                            ---------
                                            ---------
Basic income per share                      $    0.08        $    0.05
                                            ---------        ---------
                                            ---------        ---------
Diluted income per share                    $    0.07        $    0.05
                                            ---------        ---------
                                            ---------        ---------
Pro forma basic income per share            $    0.05
                                            ---------
                                            ---------
Pro forma diluted income per share          $    0.05
                                            ---------
                                            ---------




   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                         Three Months Ended
                                                                              March 31,
                                                                       ------------------------
                                                                         1997            1998
                                                                       --------        --------
                                                                             (Unaudited)
Cash Flows From Operating Activities:
     Net income                                                        $  1,894        $  1,893
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                      820           1,879
         Loss on disposal of equipment                                       42              --
         Compensation expense relating to stock options                      20              20
         Provision for doubtful accounts                                  1,128           1,017
         Deferred income taxes                                               --          (1,411)
         Deferred compensation                                              (81)             50
         Decrease (increase) in assets:
            Accounts receivable                                          (6,315)         (5,366)
            Receivable from related parties                                 (14)           (303)
            Other assets                                                   (207)          6,294
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                         9,169             897
            Accrued network cost                                         (3,599)           (736)
            Other liabilities                                               287            (535)
                                                                       --------        --------
                Net cash provided by
                     operating activities                                 3,144           3,699
                                                                       --------        --------

Cash Flows From Investing Activities:
     Capital expenditures                                                (2,324)        (15,636)
     Investments                                                            (93)             --
     Short-term investments, net                                          1,656          15,653
     Proceeds from the sale of assets                                        18              --
                                                                       --------        --------
                Net cash provided (used) by investing activities       $   (743)       $     17
                                                                       --------        --------
                                                                       --------        --------




   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                  Three Months Ended
                                                                       March 31,
                                                                 ----------------------
                                                                   1997           1998
                                                                 -------        -------
                                                                       (Unaudited)
Cash Flows From Financing Activities:
     Repayments under lines of credit                             (2,472)            --
     Repayments under lines of credit with stockholder               (26)           (56)
     Payments under long-term debt                                  (101)          (187)
     Payments under capital lease obligations                        (67)        (1,061)
     Other financing activities                                     (467)            --
     Stock options exercised                                          --            970
                                                                 -------        -------
                     Net cash used in financing activities        (3,133)          (334)
                                                                 -------        -------
Increase (decrease) in cash and cash equivalents                    (732)         3,382
Cash and cash equivalents, beginning of period                     1,844          1,903
                                                                 -------        -------
Cash and cash equivalents, end of period                         $ 1,112        $ 5,285
                                                                 -------        -------
                                                                 -------        -------



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

The following schedule summarizes the information used to compute net income per common share for the three months ended March 31, 1997 and 1998 (in thousands):

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  -------------------
                                                                   1997         1998
                                                                  ------       ------
Weighted number of common shares used to compute
     basic earnings per share                                     24,577       35,629
Weighted common share equivalents                                  3,917        2,085
                                                                  ------       ------
Weighted number of common share and share
     equivalents used to compute diluted earnings per share       28,494       37,714
                                                                  ------       ------
                                                                  ------       ------



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


Non-cash investing and financing activities are as follows (in thousands):

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ----------------------
                                                                  1997           1998
                                                                -------        -------
Equipment purchased through
     notes and capital leases                                   $   913        $18,098
Tax benefits related to stock options                                --          4,643
                                                                -------        -------
                                                                $   913        $22,741
                                                                -------        -------
                                                                -------        -------



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

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                     ----------------------
                                                       1997            1998
                                                     ------          ------
Revenues                                              100.0%          100.0%
                                                     ------          ------
Operating expenses:
     Cost of services                                  86.9            86.3
     Selling, general and administrative                9.1             8.9
     Depreciation and amortization                      1.0             1.5
     Merger Expense                                      --             0.2
                                                     ------          ------
                                                       97.0            96.9
                                                     ------          ------
     Income from operations                             3.0             3.0

Other income (expense):
     Interest income                                     --             0.2
     Interest expense                                  (0.5)           (0.5)
     Other                                              0.1            (0.1)
                                                     ------          ------
     Income before provision for income taxes           2.6             2.7
Provision for income taxes                              0.4             1.2
                                                     ------          ------
Net income                                              2.2%            1.5%
                                                     ------          ------
                                                     ------          ------

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

Cost of Services (exclusive of depreciation and amortization): On a consolidated basis cost of services (exclusive of depreciation and amortization) increased 51.4% to $111.6 million in the first quarter of 1998 from $73.7 million in the first quarter of 1997. Wholesale cost of services (exclusive of depreciation and amortization) increased to $106.9 million in 1998 from $68.9 million for 1997 and decreased as a percentage of revenues to 88.2% from 90.1%, respectively. Wholesale cost of services (exclusive of depreciation and amortization) expanded during the first quarter of 1998 as traffic was increasingly routed over the Company's proprietary international network. Without the inclusion of T-One in the Company's wholesale results cost of services (exclusive of depreciation and amortization) as a percentage of revenues would have been 87.5% and 89.8% for the quarters ending March 31, 1998 and 1997, respectively.

Selling, General and Administrative: For the first quarter of 1998, selling, general and administrative expenses increased 49.8% to $11.6 million, from $7.7 million in the first quarter of 1997. Wholesale selling, general and administrative expenses increased to $8.1 million in the first quarter of 1998 from $4.7 million in the first quarter of 1997, and increased as a percentage of wholesale revenues to 6.7% from 6.1% over the comparable periods. Total expenses increased year to year in absolute dollars as STAR expanded its proprietary international network and employee base. Commercial selling, general and administrative expenses increased to $3.5 million in the first quarter of 1998 from $3.0 million in the first quarter of 1997 and increased as a percentage of commercial revenues to 42.4% from 36.3%, respectively, as LDS increased its telemarketing sales force to focus on new ethnic marketing programs. The Company expects selling, general and administrative expenses to expand in absolute dollars and as a percentage of revenues throughout fiscal year 1998, as the Company expands its network and employee base and in connection with the Company's development of the commercial market.

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

While the termination of the LDS customer base in California will result in a loss of commercial revenues from that state during 1998, management does not believe that the loss of such revenues will have a material impact on STAR's liquidity in the future.

YEAR 2000 COMPLIANCE:

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

Dated:  January 15, 1999

                                    By: /s/ Kelly D. Enos
                                       -----------------------------------------
                                            Kelly D. Enos
                                            Chief Financial Officer
                                            (Principal Financial & Accounting
                                            Officer)