Form 10-Q/A
period 1998-06-30
STAR TELECOMMUNICATIONS INC
filed 1999-01-19
CIK 1026486

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

     The undersigned Registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as set forth below:

ITEM 1. FINANCIAL STATEMENTS

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except for share data)


                                                             December 31,      June 30,
                                                                 1997            1998
                                                             ------------     ----------
                                                                              (Unaudited)
Current Assets:
   Cash and cash equivalents                                  $    1,903      $    9,161
   Short-term investments                                         18,631         114,421
   Accounts receivable, net                                       46,675          66,119
   Receivable from related parties                                    --           5,076
   Other current assets                                           10,696          19,818
                                                              ----------      ----------
              Total current assets                                77,905         214,595
                                                              ----------      ----------
Property and equipment, net                                       35,959         101,287
Other assets                                                       6,452           2,045
                                                              ----------      ----------
              Total assets                                    $  120,316      $  317,927
                                                              ==========      ==========
Current Liabilities:
   Revolving lines of credit with stockholder                 $      138      $       73
   Current portion of long-term obligations                        3,259           7,319
   Accounts payable and other accrued expenses                    22,345          35,309
   Accrued network cost                                           38,403          47,942
                                                              ----------      ----------
              Total current liabilities                           64,145          90,643
                                                              ----------      ----------
Long-Term Liabilities:
   Long-term obligations, net of current portion                  12,107          26,528
   Other long-term liabilities                                       863           1,247
                                                              ----------      ----------
              Total long-term liabilities                         12,970          27,775
                                                              ----------      ----------
Stockholders' Equity:
   Common Stock $.001 par value:
   Authorized - 50,000,000 shares                                     35              42
   Additional paid-in capital                                     41,662         192,823
   Deferred compensation                                             (30)             --
   Retained earnings                                               1,534           6,644
                                                              ----------      ----------
              Total stockholders' equity                          43,201         199,509
                                                              ----------      ----------
              Total liabilities and stockholders' equity      $  120,316      $  317,927
                                                              ==========      ==========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                               Three Months Ended                Six Months Ended
                                                    June 30,                         June 30,
                                          ---------------------------       ---------------------------
                                             1997             1998             1997             1998
                                          ----------       ----------       ----------       ----------
                                                  (Unaudited)                       (Unaudited)
Revenue                                   $   95,250       $  131,929       $  180,077       $  261,198
                                          ----------       ----------       ----------       ----------
Operating expenses:
       Cost of services                       82,886          112,877          156,612          224,470
       Selling, general
         and administrative expenses           8,500           11,371           16,220           22,931
       Depreciation and amortization             993            2,737            1,813            4,616
       Merger expense                             --               --               --              314
                                          ----------       ----------       ----------       ----------
                                              92,379          126,985          174,645          252,331
                                          ----------       ----------       ----------       ----------
       Income from operations                  2,871            4,944            5,432            8,867
                                          ----------       ----------       ----------       ----------
Other income (expense):
       Interest income                            53            1,389               74            1,672
       Interest expense                         (438)            (722)            (836)          (1,340)
       Other                                    (756)             (97)            (705)            (258)
                                          ----------       ----------       ----------       ----------
                                              (1,141)             570           (1,467)              74
                                          ----------       ----------       ----------       ----------
       Income before provision
         for income taxes                      1,730            5,514            3,965            8,941
Provision for income taxes                       810            2,296            1,151            3,831
                                          ----------       ----------       ----------       ----------
Net income                                $      920       $    3,218       $    2,814       $    5,110
                                          ==========       ==========       ==========       ==========
       Income before provision
         for income taxes                      1,730                             3,965
Pro forma income taxes                           693                             1,581
                                          ----------                        ----------
Pro forma net income                      $    1,037                        $    2,384
                                          ==========                        ==========
Basic income per share                    $     0.03       $     0.08       $     0.10       $     0.14
                                          ==========       ==========       ==========       ==========
Diluted income per share                  $     0.03       $     0.08       $     0.10       $     0.13
                                          ==========       ==========       ==========       ==========
Pro forma basic income per share          $     0.04                        $     0.09
                                          ==========                        ==========
Pro forma diluted income per share        $     0.03                        $     0.08
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

(10) SUBSEQUENT EVENTS

On July 1, 1998, the Company's stockholders voted to amend and restate the certificate of incorporation to increase the number of shares of the Company's authorized common stock from 50 million shares to 100 million shares.

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

The following table sets forth income statement data as a percentage of revenues for the periods indicated.

                                                       THREE MONTHS                 SIX MONTHS
                                                       ENDED JUNE 30,              ENDED JUNE 30,
                                                   --------------------        --------------------
                                                    1997          1998          1997          1998
                                                   ------        ------        ------        ------
Revenues                                            100.0%        100.0%        100.0%        100.0%
                                                   ------        ------        ------        ------
Operating expenses:
     Cost of services                                87.0          85.6          87.0          86.0
     Selling, general and administrative              8.9           8.6           9.0           8.8
     Depreciation and amortization                    1.0           2.1           1.0           1.8
     Merger Expense                                    --            --            --           0.1
                                                   ------        ------        ------        ------
                                                     97.0          96.3          97.0          96.7
                                                   ------        ------        ------        ------
     Income from operations                           3.0           3.7           3.0           3.3
                                                   ------        ------        ------        ------
Other income (expense):
     Interest income                                  0.1           1.1            --           0.6
     Interest expense                                (0.5)         (0.5)         (0.5)         (0.5)
     Other                                           (0.8)         (0.1)         (0.4)         (0.1)
                                                   ------        ------        ------        ------
                                                     (1.2)          0.5          (0.9)           --
     Income before provision for income taxes         1.8           4.2           2.1           3.3
                                                   ------        ------        ------        ------
Provision for income taxes                            0.9           1.7           0.6           1.4
                                                   ------        ------        ------        ------
Net income                                            1.0%          2.5%          1.5%          1.9%
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

Cost of Services (exclusive of depreciation and amortization): On a consolidated basis cost of services (exclusive of depreciation and amortization) increased 36.2% to $112.9 million in the second quarter of 1998 from $82.9 million in the second quarter of 1997. Consolidated cost of services (exclusive of depreciation and amortization) as a percentage of consolidated revenues, decreased to 85.6% in the second quarter of 1998 compared to 87.0% in the same period of 1997. Wholesale cost of services (exclusive of depreciation and amortization) decreased to $107.4 million in 1998 from $78.9 million for 1997. Wholesale cost of services (exclusive of depreciation and amortization) as a percentage of wholesale revenues decreased to 86.6% in the quarter from 88.9% in the prior year quarter. The Company currently routes to 40 countries on its network, up from 31 countries in the quarter ended March 31, 1998. Commercial cost of services (exclusive of depreciation and amortization) increased slightly to $5.5 million in the second quarter of 1998 from $4.0 million in the second quarter of 1997. Commercial cost of services (exclusive of depreciation and amortization) as a percentage of commercial revenues for the second quarter of 1998 increased to 69.6% from 61.5% in the prior year quarter as a result of increased competition causing lower rates and one time charges related to moving LDS and CEO customer bases onto STAR's network.

Selling, General and Administrative: For the second quarter of 1998, selling, general and administrative expenses increased 33.8% to $11.4 million, from $8.5 million in the second quarter of 1997. Wholesale selling, general and administrative expenses increased to $8.7 million in the second quarter of 1998 from $6.3 million in the second quarter of 1997, and decreased slightly as a percentage of wholesale revenues to 6.9% from 7.1% over the comparable periods. Total expenses increased year to year in absolute dollars as STAR expanded its proprietary international network and employee base. Commercial selling, general and administrative expenses increased to $2.7 million in the second quarter of 1998 from $2.2 million in the second quarter of 1997. Commercial selling, general and administrative expenses increased as a percentage of commercial revenues to 34.4% from 33.5%, respectively, as LDS increased its telemarketing sales force to focus on new target markets. The Company expects selling, general and administrative expenses to expand in absolute dollars and as a percentage of revenues throughout fiscal year 1998, as the Company expands its network and employee base and in connection with the Company's development of the commercial market.

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

Cost of Services (exclusive of depreciation and amortization): Cost of services (exclusive of depreciation and amortization) increased 43.3% to $224.5 million during the six months ended June 30, 1998, up from $156.6 million for the comparable period of 1997, but decreased as a percentage of revenues to 86.0% from 87.0%, respectively. The decrease in cost of services (exclusive of depreciation and amortization) relative to revenues reflects the increasing amount of traffic terminated over STAR's owned network. Management believes that countries will continue to be added to STAR's global network thereby contributing to an overall decline in cost per minute.

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