Form 10-Q/A
period 1998-09-30
STAR TELECOMMUNICATIONS INC
filed 1999-01-19
CIK 1026486

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

 Registrant's telephone number, including area code (805) 899-1962
                                                     -------------
                               None
                               ----

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

     The undersigned Registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as set forth below:

ITEM 1. FINANCIAL STATEMENTS

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except for share data)

                                                                   December 31,       September 30,
                                                                       1997               1998
                                                                  -------------       -------------
                                                                                       (Unaudited)
Current Assets:
   Cash and cash equivalents                                      $       1,903       $      11,808
   Short-term investments                                                18,631              92,390
   Accounts and notes receivable, net                                    46,675              80,721
   Receivable from related parties                                         --                   330
   Other current assets                                                  10,696              27,580
                                                                  -------------       -------------
              Total current assets                                       77,905             212,829
                                                                  -------------       -------------
Property and equipment, net                                              35,959             113,851
Other assets                                                              6,452               7,340
                                                                  -------------       -------------
              Total assets                                        $     120,316       $     334,020
                                                                  -------------       -------------
                                                                  -------------       -------------

Current Liabilities:
   Revolving lines of credit with stockholder                     $         138       $           5
   Current portion of long-term obligations                               3,259               7,595
   Accounts payable and other accrued expenses                           22,345              36,200
   Accrued network cost                                                  38,403              52,464
                                                                  -------------       -------------
              Total current liabilities                                  64,145              96,264
                                                                  -------------       -------------

Long-Term Liabilities:
   Long-term obligations, net of current portion                         12,107              31,053
   Other long-term liabilities                                              863               1,638
                                                                  -------------       -------------
              Total long-term liabilities                                12,970              32,691
                                                                  -------------       -------------

Stockholders' Equity:
   Common Stock $.001 par value:
   Authorized - 100,000,000 shares                                           35                  42
   Additional paid-in capital                                            41,662             194,138
   Deferred compensation                                                    (30)               --
   Accumulated other comprehensive income                                  --                   219
   Retained earnings                                                      1,534              10,666
                                                                  -------------       -------------
              Total stockholders' equity                                 43,201             205,065
                                                                  -------------       -------------
              Total liabilities and stockholders' equity          $     120,316       $     334,020
                                                                  -------------       -------------
                                                                  -------------       -------------


   See accompanying notes to the condensed consolidated financial statements.

                    STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                          (In thousands, except per share data)


                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                             --------------------------------   --------------------------------
                                                 1997                1998                1997            1998
                                             --------------------------------   --------------------------------
                                                      (Unaudited)                              (Unaudited)
Revenue                                      $    103,297        $    164,333        $    283,374      $  425,531
Operating expenses:
      Cost of services                             90,100             139,324             246,712         363,794
      Selling, general and
        administrative expenses                     8,898              15,922              25,118          38,853
      Depreciation and amortization                 1,227               3,439               3,040           8,055
      Merger expense                                 --                  --                  --               314
                                             ------------        ------------        ------------      ----------
                                                  100,225             158,685             274,870         411,016
                                             ------------        ------------        ------------      ----------
      Income from operations                        3,072               5,648               8,504          14,515
                                             ------------        ------------        ------------      ----------

Other income (expense):
      Interest income                                 293               1,839                 367           3,511
      Interest expense                               (453)               (740)             (1,289)         (2,080)
      Other                                          (794)                 87              (1,499)           (171)
                                             ------------        ------------        ------------      ----------
                                                     (954)              1,186              (2,421)          1,260
                                             ------------        ------------        ------------      ----------
      Income before provision
        for income taxes                            2,118               6,834               6,083          15,775
Provision for income taxes                          1,255               2,812               2,406           6,643
                                             ------------        ------------        ------------      ----------
Net income                                   $        863        $      4,022        $      3,677      $    9,132
                                             ------------        ------------        ------------      ----------
                                             ------------        ------------        ------------      ----------
      Income before provision
        for income taxes                            2,118                                   6,083
Pro forma income taxes                              1,137                                   2,718
                                             ------------                            ------------
                                             ------------                            ------------
Pro forma net income                         $        981                            $      3,365
                                             ------------        ------------        ------------      ----------
                                             ------------        ------------        ------------      ----------
Basic income per share                       $       0.02        $       0.10        $       0.13      $     0.23
                                             ------------        ------------        ------------      ----------
                                             ------------        ------------        ------------      ----------
Diluted income per share                     $       0.02        $       0.09        $       0.12      $     0.22
                                             ------------        ------------        ------------      ----------
                                             ------------        ------------        ------------      ----------
Pro forma basic income per share             $       0.03                            $       0.12
                                             ------------                            ------------
                                             ------------                            ------------
Pro forma diluted income per share           $       0.03                            $       0.11
                                             ------------                            ------------
                                             ------------                            ------------


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

                   STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)


                                                                               Nine Months Ended
                                                                                  September 30,
                                                                        --------------------------------
                                                                             1997                1998
                                                                        --------------------------------
                                                                                  (Unaudited)
Cash Flows From Financing Activities:
  Borrowing under lines of credit                                             34,211                --
  Repayments under lines of credit                                           (42,025)               --
  Borrowing under lines of credit with stockholders                              583                --
  Repayments under lines of credit with stockholder                             (423)               (133)
  Payments under long-term debt and capital lease obligations                 (3,061)             (4,818)
  Stockholder distributions for LDS                                             (794)               --
  Issuance of common stock                                                    30,914             144,711
  Other financing activities                                                    --                   (12)
  Stock options exercised                                                         67               2,310
                                                                        ------------        ------------
                     Net cash provided by financing activities                19,472             142,058
                                                                        ------------        ------------
Effects Of Foreign Currency Translation                                         --                   219
Increase in cash and cash equivalents                                          6,575               9,905
Cash and cash equivalents, beginning of period                                 1,845               1,903
                                                                        ------------        ------------
Cash and cash equivalents, end of period                                $      8,420        $     11,808
                                                                        ------------        ------------
                                                                        ------------        ------------

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

The following schedule summarizes the information used to compute net income per common share for the three and nine months ended September 30, 1997 and 1998 (in thousands):

                                                               THREE MONTHS                    NINE MONTHS
                                                                   ENDED                          ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                       ---------------------------------------------------------
                                                           1997            1998            1997            1998
                                                       ------------    ------------    ------------ ------------
Weighted number of common shares used to
    compute basic earnings per share                      34,589          42,087           28,650       39,147
Weighted average common share equivalents                  2,114           1,245            2,930        1,774
                                                          ------          ------           ------       ------
Weighted average number of common share and
    share equivalents used to compute diluted
    earnings per share                                    36,703          43,332           31,580       40,921
                                                          ------          ------           ------       ------
                                                          ------          ------           ------       ------

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

(6) CHANGE IN ACCOUNTING ESTIMATE

As of July 1, 1998, the Company prospectively revised the remaining lives of certain operating equipment from five to ten years. The increase in the estimated life of these assets was based on the knowledge gained by the Company in making the transition from a reseller of telephone services to a facility based provider, as well as to the fact that the Company is purchasing more sophisticated telephone switches and has transitioned from a Stromberg platform to a Nortel based telecommunications platform. All such assets will be amortized over their respective useful lives. This change increased income before provision for income taxes for the three and nine-month periods ended September 30, 1998 by approximately one million dollars. The difference between depreciating all switch equipment over a 5 year life versus a 10 year life since acquisition would represent approximately $945,000 for the 3 month period and $1,770,000 for the 9 month period, or 1 cent or 3 cent per diluted share for the 3 and 9 month periods, respectively.

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

Non-cash investing and financing activities are as follows (in thousands):

                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                               -----------------------------
                                                    1997             1998
                                               ------------     ------------
Equipment purchased through
      notes and capital leases                 $     10,230     $     28,100
Tax benefits related to stock options                  --              5,474
                                               ------------     ------------
                                               $     10,230     $     33,574
                                               ------------     ------------
                                               ------------     ------------

(9) SEGMENT INFORMATION

At September 30, 1998, STAR has two business segments, North American and European long distance telecommunications.

                                                 NORTH
THREE MONTHS ENDED, SEPTEMBER 30, 1997          AMERICA            EUROPE              TOTAL
--------------------------------------      --------------     -------------     --------------
Revenue                                      $     103,297     $        --        $     103,297
Interest income                                        293              --                  293
Interest expense                                       356                97                453
Depreciation and amortization                        1,084               143              1,227
Segment profit (loss)                                1,451              (588)               863
Segment assets                               $     102,097     $       5,965      $     108,062


                                                 NORTH
THREE MONTHS ENDED, SEPTEMBER 30, 1998          AMERICA            EUROPE              TOTAL
--------------------------------------      --------------     -------------     --------------

Revenue                                      $     157,584     $       6,749      $     164,333
Interest income                                      1,814                25              1,839
Interest expense                                       356               384                740
Depreciation and amortization                        2,384             1,055              3,439
Segment profit (loss)                                9,733            (5,711)             4,022
Segment assets                               $     285,381     $      48,639      $     334,020


                                                 NORTH
NINE MONTHS ENDED, SEPTEMBER 30, 1997           AMERICA            EUROPE              TOTAL
--------------------------------------      --------------     -------------     --------------

Revenue                                      $     283,374     $        --        $     283,374
Interest income                                        367              --                  367
Interest expense                                     1,153               136              1,289
Depreciation and amortization                        2,824               216              3,040
Segment profit (loss)                                4,895            (1,218)             3,677
Segment assets                               $     102,097     $       5,965      $     108,062


                                                 NORTH
NINE MONTHS ENDED, SEPTEMBER 30, 1998           AMERICA            EUROPE              TOTAL
--------------------------------------      --------------     -------------     --------------

Revenue                                      $     418,588     $       6,943      $     425,531
Interest income                                      3,486                25              3,511
Interest expense                                     1,116               964              2,080
Depreciation and amortization                        6,033             2,022              8,055
Segment profit (loss)                               19,944           (10,812)             9,132
Segment assets                               $     285,381     $      48,639      $     334,020


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

The following table sets forth income statement data as a percentage of revenues for the periods indicated.

                                                                THREE MONTHS                       NINE MONTHS
                                                            ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                       ------------------------------      --------------------------
                                                           1997              1998              1997          1998
                                                       ------------      ------------      ------------  ------------
Revenues                                                   100%              100%               100%          100%
Operating expenses:
     Cost of services                                     87.2              84.8               87.1          85.5
     Selling, general and administrative                   8.6               9.7                8.9           9.1
     Depreciation and amortization                         1.2               2.1                1.1           1.9
     Merger expense                                        --                --                 --            0.1
                                                         -----             -----              -----         -----
                                                          97.0              96.6               97.0          96.6
                                                         -----             -----              -----         -----
     Income from operations                                3.0               3.4                3.0           3.4
                                                         -----             -----              -----         -----
Other income (expense):
     Interest income                                       0.3               1.1                0.1           0.8
     Interest expense                                     (0.4)             (0.5)              (0.5)         (0.5)
     Other                                                (0.8)              0.1               (0.5)         (0.0)
                                                         -----             -----              -----         -----
                                                          (0.9)              0.7               (0.9)          0.3
     Income before provision for income taxes              2.1               4.2                2.1           3.7
                                                         -----             -----              -----         -----
Provision for income taxes                                 1.2               1.7                0.8           1.6
                                                         -----             -----              -----         -----
Net income                                                 0.8%              2.4%               1.3%          2.1%
                                                         -----             -----              -----         -----
                                                         -----             -----              -----         -----

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues: Total revenues increased 59.1% to $164.3 million in the third quarter of 1998 from $103.3 million in the third quarter of 1997. Total revenues for the third quarter of 1998 increased 24.6% from $131.9 million in the second quarter ended June 30, 1998.

Revenues from North American wholesale customers increased 54.2% to $149.4 million from $96.9 million in the prior year quarter. Minutes of use generated by North American wholesale customers increased 97.2% to 475.1 million minutes of use in the third quarter of 1998, as compared to 240.9 million minutes of use in the comparable quarter of the year prior. This increase in revenues and minutes reflects growth in the number of North American wholesale customers to 175 at September 30, 1998, up from 137 customers at September 30, 1997, as well as an increase in usage by existing customers, primarily resulting from the Company's expanding transmission capacity. The increase in revenues was partially offset by a decline in rates per minute, as the average North American wholesale rate per minute of use declined to $0.30 for the current quarter as compared to $0.40 for the quarter ended September 30, 1997, as well as the quarter ended June 30, 1998 of $0.34, reflecting continued lower prices on competitive routes. The decline in rates per minute is also attributable to the change in country mix to include a larger proportion of lower rate per minute countries such as Mexico, Germany and the United Kingdom. The period to period decline in rates per minute was not a significant factor in the relative increase in minutes of use.

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

The third quarter also includes revenues of $6.7 million dollars generated from the European operations, representing the initial realization of benefits from the Company's investment in the German telecommunications marketplace. Management believes that the prospects for growth in Germany remain strong as Star Telecommunications Deutschland GmbH is fully utilizing its interconnect with Deutsche Telekom, AG to lower the Company's cost of services and to grow its European commercial customer base.

Cost of Services (exclusive of depreciation and amortization): Cost of services (exclusive of depreciation and amortization) increased 54.6% to $139.3 million in the third quarter of 1998 from $90.1 million in the third quarter of 1997 and decreased as a percentage of revenues for the same periods to 84.8% from 87.2%. The growth in cost of services (exclusive of depreciation and amortization) reflects the increase in minutes of use offset by an overall declining average cost per minute as well as an increase in leased private line cost. The average cost per minute declined as a result of changes in country mix to include a larger proportion of lower cost per minute countries, competitive pricing pressures as well as an increasing proportion on traffic routed over the Company's proprietary network. The Company currently routes to 43 countries on its global network up from 40 countries in the quarter ended June 30, 1998. Management believes that countries will continue to be added to the Company's global network thereby contributing to an overall decline in cost per minute.

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

Depreciation and Amortization: Depreciation expense increased to $3.4 million for the third quarter of 1998 from $1.2 million for the third quarter of 1997, and increased as a percentage of revenues to 2.1% from 1.2% over the comparable period in the prior year. Depreciation expense increased with the operation of new switch sites, the purchase of additional fiber capacity to connect the Company's expanding network and leasehold improvements. Depreciation attributable to North American assets amounted to $2.4 million. European operations realized total depreciation of $1.1 million. STAR expects depreciation expense to continue to increase as a percentage of revenues as it continues to expand its global telecommunications network. As of July 1, 1998, STAR revised the remaining lives of certain operating equipment from five to ten years. This change increased income before income taxes by approximately $1.0 million.

Income from Operations: Income from operations increased to $5.6 million during the third quarter of 1998 from $3.1 million in the third quarter of 1997 and operating margin increased to 3.4% from 3.0%, respectively. Operating margin is expanding overall as the Company continues to increasingly route traffic over its proprietary network. Offsetting the declining cost of services on a per minute basis were the startup costs of launching operations in new European countries and the expansion of the North American based commercial operations.

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

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues: Historically, STAR has increased revenues from quarter to quarter, often times by a significant percentage. STAR's North American wholesale minutes of use have also greatly increased from quarter to quarter, generally by amounts that exceed the relative increases in revenues. In the nine months ended September 30, 1998, revenues increased by 50.2% over revenues for the nine months ended September 30, 1997. Over the same period to period comparison, North American minutes of wholesale use increased by 73.0%. There are a variety of reasons for the growth in STAR's call volume, including the growth of STAR's North American customer base, which increased by 27.7% from the nine months ended September 30, 1997 compared to the same period in 1998, an increased usage by existing North American customers, and increased capacity over STAR's telecommunications network, with the addition of a number of switches and growth in available fiber optic lines.

The growth in North American wholesale minutes has been accompanied by a corresponding decline in North American rates per minute. For example, for the nine months ended September 30, 1998, such rates declined by 24.3% from wholesale rates per minute in the corresponding period in 1997. The decline in wholesale rates can be attributed to a number of factors, including a changing country mix that includes a growing number of minutes routed by STAR to lower rates per minute countries such as Mexico, Germany and the United Kingdom and, as the wholesale international long distance market continues to mature and evolve, a general downward trend in rates on competitive routes. STAR's pricing for wholesale minutes varies materially from customer to customer and is generally based on the time of day, the day of the week and the destination of the call. While STAR continues to route traffic to certain destinations at attractive rates, market conditions have forced STAR to reduce its overall wholesale rates per minute.

Accordingly, the Company believes that the growth in its revenues has been fueled almost entirely by its ability to increase the volume of North American wholesale minutes of use, for the reasons noted above.

At the same time, the general erosion in the rates per minute for such wholesale traffic has partially offset the contribution to the increase of revenues made by such increased volume of minutes.

STAR completed its acquisition of T-One in March 1998. Revenues from T-One's operations for the periods set forth below were not material to the overall result of operations of STAR during such periods.

North American wholesale minutes of use increased to 1.1 billion with an average rate per minute of $0.33 for the period ended September 30, 1998 as compared to minutes of use of 635.9 million at an average rate per minute of $0.41 in the comparable period of 1997. The volume growth was driven by an increase in sales to existing North American wholesale customers taking advantage of the Company's expanding transmission capacity and an increase in the number of North American wholesale carrier customers, which growth was partially offset by a decline in rates per minute from period to period. The relative decline in rates per minute was not a significant factor in the period to period increase in minutes of use.

Cost of Services (exclusive of depreciation and amortization): Cost of Services (exclusive of depreciation and amortization) increased 47.5% to $363.8 million during the nine months ended September 30, 1998, up from $246.7 million for the comparable period of 1997, but decreased as a percentage of revenues to 85.5% from 87.1%, respectively. The decrease in cost of services (exclusive of depreciation and amortization) relative to revenues reflects the increasing amount of traffic terminated over the Company's owned network. Management believes that countries will continue to be added to STAR's global network thereby contributing to an overall decline in cost per minute.

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

Depreciation and Amortization: Depreciation expense increased to $8.1 million for the nine months ended September 30, 1998 from $3.0 million for the comparable period of 1997. Depreciation expense increased as a result of the Company's continued expansion of its global transmission network which involved the expansion and start-up of new switch sites, the purchase of fiber capacity and the build out of direct termination arrangements around the world. As of July 1, 1998, STAR revised the remaining lives of certain operating equipment from five to ten years. This change increased income before income taxes by approximately $1.0 million.

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

The Company has signed a merger agreement with United Digital Network, Inc. ("UDN") and plans to account for this merger as a poolings of interests. The Company also signed a definitive agreement to acquire PT-1 Communications, Inc. ("PT-1") in a transaction to be accounted for as a purchase. The Company will issue 15.05 million shares of STAR common stock and $19.5 million cash for all of PT-1 common stock plus 250,000 shares to certain PT-1 distributors. The Company expects to consummate these transactions by the end of 1998. The Company also entered into a 20 year commitment to purchase IRUs from IXC Communications, Inc. for approximately $31 million and a 20 year, $70 million agreement to purchase capacity on the Quest nationwide Macro Capacity (SM) Fiber network. As appropriate, STAR will use capital lease financing or raise additional debt or equity capital to finance new projects.

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

At September 30, 1998, STAR had capital lease obligations of $37.7 million, and $0.9 million in term loans, relating to its switching facilities and operating equipment. STAR believes that the proceeds from its secondary stock offering and cash generated from operations, as well as funding under its bank line of credit, will satisfy STAR's current liquidity needs. Nevertheless, as STAR continues to expand its network facilities and pursues its strategy of growth through acquisition, STAR's liquidity needs may increase, perhaps significantly, which could require STAR to seek such additional financing or the expansion of its borrowing capacity under current or new lines of credit.

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

                                  STAR TELECOMMUNICATIONS, INC.

Dated:  January 15, 1999          By: /s/ Kelly D. Enos
                                      ----------------------------
                                      Kelly D. Enos
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)