Form 10-K405
period 1998-12-31
STAR TELECOMMUNICATIONS INC
filed 1999-03-31
CIK 1026486

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM TO ______________ TO ______________.

                        COMMISSION FILE NUMBER 000-22581
                            ------------------------

                         STAR TELECOMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             77-0362681
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

           223 EAST DE LA GUERRA                          93101
         SANTA BARBARA, CALIFORNIA                     (Zip Code)
  (Address of Principal Executive Offices)

                                 (805) 899-1962
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

     Name of each exchange on which registered: THE NASDAQ NATIONAL MARKET

          Securities Registered Pursuant to Section 12(g) of the Act:
                                  COMMON STOCK
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

    The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 17, 1999, based on the average bid and asked prices for the Common Stock as reported by Nasdaq was approximately $361,205,316.

    As of March 17, 1999, the number of shares of the Registrant's Common Stock outstanding was 57,369,000 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    This Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K") contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "expects," "anticipates," "intends," "estimates," "believes" and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K for the reasons detailed in the "Risk Factors" section of this Form 10-K, beginning on page 15, or elsewhere in this Form 10-K.

ITEM 1. BUSINESS.

OVERVIEW

    STAR Telecommunications, Inc. ("STAR" or the "Company") is a multinational telecommunications services company focused primarily on the international long distance market. STAR offers highly reliable, low-cost switched voice services on a wholesale basis, primarily to U.S.-based long distance carriers. STAR provides international long distance service to approximately 200 foreign countries through a flexible network comprised of various foreign termination relationships, international gateway switches, leased and owned transmission facilities and resale arrangements with long distance providers. STAR has grown its revenues rapidly by capitalizing on the deregulation of international telecommunications markets, combining sophisticated information systems with flexible routing and leveraging management's industry expertise. STAR has increased its revenues and net income from $58.9 million and $3.7 million, respectively, in 1995 to $595.5 million and $13.5 million, respectively, in 1998.

INDUSTRY BACKGROUND

    The international long distance telecommunications services industry consists of all transmissions of voice and data that originate in one country and terminate in another. This industry is undergoing a period of fundamental change which has resulted in substantial growth in international telecommunications traffic.

    From the standpoint of U.S.-based long distance providers, the industry can be divided into two major segments: the U.S. international market, consisting of all international calls billed in the U.S., and the overseas market, consisting of all international calls billed in countries other than the U.S. The U.S. international market has experienced substantial growth in recent years, with gross revenues from international long distance services rising from approximately $14.9 billion in 1996 to approximately $16.3 billion in 1997, according to FCC data.

    STAR believes that a number of trends in the international telecommunications market will continue to drive growth in international traffic, including:

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

    THE DEVELOPMENT OF THE U.S. AND OVERSEAS MARKETS

    The 1984 deregulation of the U.S. telecommunications industry enabled the emergence of a number of new long distance companies in the U.S. Today, there are over 500 U.S. long distance companies, most of which are small or medium-sized companies. In order to be successful, these small and medium-sized companies need to offer their customers a full range of services, including international long distance. However, most of these carriers do not have the critical mass to receive volume discounts on international traffic from the larger facilities-based carriers such as AT&T Corp. ("AT&T"), MCI WorldCom, Inc. ("MCI WorldCom") and Sprint Corporation ("Sprint") . In addition, these small and medium sized companies generally have only limited capital resources to invest in international facilities. New international carriers such as STAR emerged to take advantage of this demand for less expensive international bandwidth. These emerging multinational carriers acted as aggregators of international traffic for smaller carriers, taking advantage of larger volumes to obtain volume discounts on international routes (resale traffic), or investing in facilities when volume on particular routes justify such investments. Over time, as these emerging international carriers became established and created a high quality networks, they began to carry overflow traffic from the larger long distance providers seeking lower rates on certain routes.

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

    International long distance providers can generally be categorized by their ownership and use of switches and transmission facilities. The largest U.S. carriers, such as AT&T, MCI WorldCom and Sprint, primarily utilize owned transmission facilities and generally use other long distance providers to carry their overflow traffic. Since only very large carriers have transmission facilities that cover the over 200 countries to which major long distance providers generally offer service, a significantly larger group of long distance providers own and operate their own switches but either rely solely on resale agreements with other long distance carriers to terminate their traffic or use a combination of resale agreements and owned facilities in order to terminate their traffic as shown below:

                                 [LOGO]

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

    ALTERNATIVE TERMINATION ARRANGEMENTS. As the international telecommunications market has become deregulated, service providers have developed alternative arrangements to reduce their termination costs by, for example, routing traffic via third countries to obtain lower settlement rates or using international private line facilities to bypass the settlement rates applicable to traffic routed over the public switched telephone network ("PSTN"). These arrangements include international simple resale ("ISR"), traffic refiling and the acquisition of transmission and switching facilities in foreign countries so as to self-correspond. Refiling of traffic takes advantage of disparities in settlement rates between different countries. An originating operator typically refiles traffic by sending it first to a third country that enjoys lower settlement rates with the destination country where upon it is forwarded or refiled to the destination country thereby resulting in a lower overall termination cost. The difference between transit and refiling is that, with respect to transit, the operator in the destination country typically has a direct relationship with the originating operator and is aware of the arrangement, while with refiling, the operator in the destination country typically is not aware that it is terminating refiled traffic originated in another country. While the United States has taken no position with respect to whether refile comports with international regulation, refile is illegal in many countries. With ISR, a long distance provider completely bypasses the settlement system by connecting an international private line ("IPL") to the PSTN on one or both ends. While ISR currently is only sanctioned by U.S. and other regulatory authorities on some routes, ISR services are increasing and are expected to expand significantly as deregulation of the international telecommunications market continues. In addition, new market access agreements, such as the WTO Basic Telecommunications Agreement (the "WTO Agreement"), have made it possible for many international service providers to establish their own transmission and switching facilities in certain foreign countries, enabling them to self-correspond and directly terminate traffic. See "--Government Regulation."

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

THE STAR APPROACH

    STAR is a multinational telecommunications services company focused primarily on the international long distance market. STAR offers highly reliable, low-cost switched voice services on a wholesale basis, primarily to U.S.-based long distance carriers. STAR provides international long distance service to approximately 200 foreign countries through a flexible network comprised of various foreign termination relationships, international gateway switches, leased and owned transmission facilities and resale arrangements with long distance providers. STAR has grown its revenues rapidly by capitalizing on the deregulation of international telecommunications markets, combining sophisticated information systems with flexible routing and leveraging management's industry expertise.

    STAR markets its services to large global carriers seeking lower rates, as well as to small and medium-sized long distance companies that do not have the critical mass to invest in their own international transmission facilities or to obtain volume discounts from the larger facilities-based carriers. During the fourth quarter of 1998, STAR provided switched international long distance services to 151 customers and currently provides these services to fourteen of the top forty global carriers. STAR has also recently focused on building a customer base overseas, particularly in Europe, and has opened offices in Dusseldorf, Frankfurt, Hamburg and Munich, Germany and London, England. In addition, STAR has begun to market its international long distance services directly to certain commercial customers in the U.S. and overseas.

STRATEGY

    STAR's objective is to be a leading provider of highly reliable, low-cost switched international long distance services on a wholesale basis to U.S. and foreign-based telecommunications companies, as well as on a retail basis to commercial customers. Key elements of STAR's strategy include the following:

    EXPAND SWITCHING AND TRANSMISSION FACILITIES. STAR is continuing to pursue a flexible approach to expanding and enhancing its network facilities by investing in both switching and transmission facilities where traffic volumes justify such investments. STAR has expanded its international gateway switching facilities through the addition of facilities in Dallas and Miami and Dusseldorf, Frankfurt, Hamburg and Munich, Germany and plans to put into service in 1999 switches in Atlanta; Paris, France; Geneva, Switzerland; Vienna, Austria; and Tokyo, Japan. STAR's international gateway switch in London, England went into service in April 1997 and four switches in Germany became operational in the second quarter of 1998.

    CAPITALIZE ON PROJECTED INTERNATIONAL LONG DISTANCE GROWTH. STAR believes that the international long distance market provides attractive opportunities due to its higher revenue and profit per minute, and greater projected growth rate as compared to the domestic long distance market. STAR targets international markets with high volumes of traffic, relatively high rates per minute and prospects for deregulation and privatization. STAR believes that the ongoing trend toward deregulation and privatization will create new opportunities for STAR in international markets. Although STAR has focused to date primarily on providing services for U.S. based long distance providers, STAR also intends to expand the international long distance services it offers to foreign-based long distance providers.

    LEVERAGE TRAFFIC VOLUME TO REDUCE COSTS. STAR continues to focus on building its volume of international long distance traffic. Higher traffic volumes strengthen STAR's negotiating position with vendors, customers and potential foreign partners, which allows STAR to lower its costs of service. In addition, higher traffic volumes on particular routes allow STAR to lower its cost of services on these routes by transitioning from acquiring capacity on a variable cost per minute basis to fixed cost arrangements such as longer-term capacity agreements with major carriers, long-term leases and ownership of facilities.

    LEVERAGE INFORMATION SYSTEMS AND SWITCHING CAPABILITIES. STAR leverages its sophisticated information systems to analyze its routing alternatives, and select the most cost-effective routing from among STAR owned facilities, network of resale arrangements with other long distance providers, operating agreements and alternative termination relationships. STAR has invested significant resources in the development of software to track specific usage information by customer and revenue and cost information on specific routes on a daily basis. STAR's information systems are critical components in managing its customer and vendor relationships, routing traffic to the most cost-effective alternative, and targeting its marketing efforts.

    MAINTAIN HIGH QUALITY. STAR believes that reliability, call completion rates, voice quality, rapid set up time and a high level of customer and technical support are key factors evaluated by U.S. and foreign-based telecommunications companies and large corporate customers in selecting a carrier for their international traffic. STAR's state-of-the-art switching equipment is fully compliant with international C-7 and domestic SS-7 signaling standards. STAR strives to provide a consistently high level of customer and technical support and has technical support personnel at its switching facilities 24 hours per day, seven days per week to assist its customers and to continually monitor network operations.

    EXPAND INTO COMMERCIAL MARKET. STAR plans to continue its expansion into niche commercial markets in the U.S. and in other deregulating countries where it believes it can leverage its international network and where the customer base has a significant international calling pattern. To implement this strategy, STAR is using its telemarketing sales force to target small commercial customers in ethnic markets to increase traffic to Mexico and Latin America. Additionally, STAR intends to use the network of independent sales agents of United Digital Network, Inc. ("UDN") to target medium-sized commercial customers with a demand for international calling services at competitive rates. Finally, STAR targets larger commercial customers through its direct sales forces concentrating at first on potential customers in Los Angeles and New York. With respect to the offering of commercial services abroad, STAR has initially focused on Germany and the U.K. and will expand its focus to selected European cities where competition for commercial customers is less mature.

    GROWTH THROUGH ACQUISITIONS. STAR actively pursues opportunities to enhance its business through strategic and synergistic acquisitions. These acquisitions may focus on entering new territories, enlarging STAR's presence in an existing territory, adding capacity or expanding into new market segments, such as the commercial market. In addition to expanding its revenue base, STAR plans to realize operating efficiencies by integrating newly-acquired operations into STAR's billing, tracking and other systems. STAR completed the acquisition of UDN, a commercial long distance provider, on March 24, 1999. On November 30, 1997, STAR acquired LD Services, Inc., now known as CEO Telecommunications, Inc. ("CEO"), a long-distance provider focusing on small commercial customers throughout the United States, for approximately 849,000 shares of Common Stock. On March 10, 1998, STAR acquired T-One Corp. ("T-One"), an international wholesale long distance provider, for 1,353,000 shares of Common Stock. Each of these transactions has been accounted for as a pooling of interests. On August 20, 1998, STAR entered into an Amended and Restated Agreement and Plan of Merger, which was amended on September 1, 1998 and on December 29, 1998 (as amended, the "PT-1 Merger Agreement") to acquire PT-1 Communications, Inc. ("PT-1"). STAR consummated the merger of PT-1 with and into a wholly-owned subsidiary of STAR (the "PT-1 Merger") and related transactions on February 4, 1999.

NETWORK

    STAR provides international long distance services to approximately 200 foreign countries through a flexible, switched-based network consisting of resale arrangements with other long distance providers, various foreign termination relationships, international gateway switches and leased and owned transmission facilities. STAR's network employs state-of-the-art digital switching and transmission technologies and is supported by comprehensive monitoring and technical support personnel. STAR's switching facilities are staffed 24 hours per day, seven days per week.

TERMINATION ARRANGEMENTS

    STAR seeks to retain flexibility and maximize its termination opportunities by utilizing a continuously changing mix of routing alternatives, including resale arrangements, operating agreements and other advantageous termination arrangements. This diversified approach is intended to enable STAR to take advantage of the rapidly evolving international telecommunications market in order to provide low-cost international long distance service to its customers.

    STAR utilizes resale arrangements to provide it with multiple options for routing traffic through its switches to each destination country. Traffic under resale arrangements typically terminates pursuant to a third party's correspondent relationships. STAR purchased capacity from 132 vendors in 1998. A substantial portion of this capacity is obtained on a variable, per minute and short-term basis, subjecting STAR to the possibility of unanticipated price increases and service cancellations. STAR's contracts with its vendors provide that rates may fluctuate, with rate change notice periods varying from five days to one year, with certain of STAR's longer term arrangements requiring STAR to make minimum usage commitments in order to achieve additional volume discounts. As a result of deregulation and competition in the international telecommunications market, the pricing of termination services varies by carrier depending on such factors as call traffic and time of day. Since STAR does not typically enter into long-term contracts with these providers, pricing can change significantly over short periods of time. STAR's proprietary information systems enable STAR to track the pricing variations in the international telecommunications market on a daily basis, allowing STAR's management to locate and reroute traffic to the most cost-effective alternatives. See "Risk Factors--Operating Results Subject to Significant Fluctuations."

    STAR currently has operating agreements with carriers in a number of countries and is in the process of negotiating additional operating agreements for other countries. STAR has been and will continue to be selective in entering into operating agreements. STAR also has agreements with international providers of long distance services for termination of traffic that STAR routes over its network to such countries. STAR currently has such termination arrangements with several carriers in a number of countries, and STAR is in the process of expanding its coverage of such countries and entering into similar arrangements in additional countries. The FCC or foreign regulatory agencies may take the view that certain of STAR's termination arrangements do not comply with current rules and policies applicable to international settlements, such as current ISR rules. To the extent that the revenue generated under such arrangements becomes a significant portion of overall revenue, the loss of such arrangements, whether as a result of regulatory actions or otherwise, could have a material adverse effect on STAR's business, operating results and financial condition. In addition, the FCC could impose sanctions on STAR, including forfeitures, if certain of STAR's arrangements are found to be inconsistent with FCC rules. See "--Government Regulation," "Risk Factors--Risks of International Telecommunications Business," and "--Potential Adverse Effects of Government Regulation."

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

    STAR currently operates international gateway switches in New York, Los Angeles, Dallas and Miami; London, England; and Dusseldorf, Frankfurt, Hamburg, and Munich, Germany. In 1999, STAR plans to put into service international gateway switches in Atlanta; Paris, France; and Tokyo, Japan. STAR considers any of its switches to be international gateway switches if STAR can route international calls across such switch.

    STAR's switching facilities are linked to a proprietary reporting system, which STAR believes provides it with a competitive advantage by permitting management on a real-time basis to determine the most cost-effective termination alternatives, monitor customer usage and manage gross margins by route. STAR has installed multiple redundancies into its switching facilities to decrease the risk of a network failure. For example, STAR employs both battery and generator power back-up and has installed hardware that automatically shifts the system to auxiliary power during a power outage, rather than relying on manual override. STAR is in the process of adding a network control center in its Los Angeles facility, which is expected to be completed in 1999.

    STAR currently holds ownership positions in a number of digital undersea fiber optic cables, including TPC-5, Gemini and AC-1 and has plans to acquire transmission capacity on additional undersea fiber optic cable systems. STAR has recently entered into a commitment to acquire transmission capacity on the

Qwest domestic Macro Capacity (SM) Fiber Network, which is expected to serve over 130 cities in the U.S. STAR plans to increase its investment in direct and IRU ownership of cable in situations where STAR enters into operating agreements and in other situations in which it determines that such an investment would enhance operating efficiency or reduce transmission costs.

    Through its acquisitions of T-One and UDN, STAR has acquired additional switching and transmission facilities. By acquiring T-One, STAR added a switch located in the same building as STAR's New York international gateway switch and has added a number of operating agreements to countries in Africa and the Middle East, among other locations. In addition, T-One owns capacity on certain cable and satellite systems. With the acquisition of UDN, STAR acquired a switch located in the same building as STAR's Dallas switch. STAR plans to integrate these facilities into its existing network.

SALES AND MARKETING

    STAR markets its services on a wholesale basis to other telecommunications companies through its experienced direct sales force and marketing/account management team who leverage the long-term industry relationships of STAR's senior management. STAR reaches its customers primarily through domestic and international trade shows and through relationships gained from years of experience in the telecommunications industry. STAR had 68 direct sales and marketing employees and approximately 180 telemarketing representatives as of December 31, 1998.

    In the wholesale market, STAR's sales and marketing employees utilize the extensive, customer specific usage reports and network utilization data generated by STAR's sophisticated information systems to effectively negotiate agreements with customers and prospective customers and to rapidly respond to changing market conditions. STAR believes that it has been able to compete more effectively as a result of the personalized service and ongoing senior management-level attention that is given to each customer.

    In connection with its expansion into the commercial market, STAR targets small commercial customers through CEO's existing telemarketing operation, and plans to deliver services to medium-sized commercial customers through UDN's network of independent sales agents and utilize a direct sales force to approach larger commercial accounts. Establishment of a sales force capable of effectively expanding STAR's services into the commercial market can be expected to require substantial efforts and management and financial resources and will increase STAR's operating costs. See "Risk Factors--Risks Associated with Growth of Telecommunications Network and Customer Base."

INFORMATION AND BILLING SYSTEMS

    STAR's operations use advanced information systems including call data collection and call data storage linked to a proprietary reporting system. STAR also maintains redundant billing systems for rapid and accurate customer billing. STAR's switching facilities are linked to a proprietary reporting system, which STAR believes provides it with a competitive advantage by permitting management on a real-time basis to determine the most cost-effective termination alternatives, monitor customer usage and manage gross margins by route. STAR's systems also enable it to ensure accurate and timely billing and to reduce routing errors. As STAR's systems were designed for the wholesale marketplace, STAR is currently in the process of modifying its systems in anticipation of its entrance into the commercial marketplace.

    STAR's proprietary reporting software compiles call, price and cost data into a variety of reports which STAR can use to re-program its routes on a real-time basis. STAR's reporting software can generate the following reports as needed:

    - customer usage, detailing usage by country and by time period within country, in order to track sales and rapidly respond to any loss of traffic from a particular customer;

    - country usage, subtotaled by vendor or customer, which assists STAR with route and network planning;

    - vendor rates, through an audit report that allows management to determine at a glance which vendors have the lowest rates for a particular country in a particular time period;

    - vendor usage by minute, enabling STAR to verify and audit vendor bills;

    - dollarized vendor usage to calculate the monetary value of minutes passed to STAR's vendors, which assists with calculating operating margin when used in connection with the customer reports;

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

COMPETITION

    The international telecommunications industry is intensely competitive and subject to rapid change. STAR's competitors in the international wholesale switched long distance market include large, facilities-based multinational corporations and PTTs, smaller facilities-based providers in the U.S. and overseas that have emerged as a result of deregulation, switched-based resellers of international long distance services and international joint ventures and alliances among such companies. International wholesale switched long distance providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. STAR also competes abroad with a number of dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries. See "Risk Factors-- Significant Competition." Additionally, the telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive new product and service offerings, such as the utilization of the Internet for international voice and data communications. STAR is unable to predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services. STAR believes that it competes favorably on the basis of price, transmission quality and customer service. The number of STAR's competitors is likely to increase as a result of the new competitive opportunities created by the WTO Agreement. Further, under the terms of the WTO Agreement, the United States and the other 68 countries participating in the Agreement have committed to open their telecommunications markets to competition, and foreign ownership and adopt measures to protect against anticompetitive behavior, effective February 5, 1998. As a result, STAR believes that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect STAR's gross margins if STAR is not able to reduce its costs commensurate with such price reductions.

    COMPETITION FROM DOMESTIC AND INTERNATIONAL COMPANIES. A majority of the U.S.-based international telecommunications services revenue is currently generated by AT&T, MCI WorldCom and Sprint. STAR also competes with Pacific Gateway Exchange, Inc. and other U.S. based and foreign long distance providers, including regional bell operating companies ("RBOCs"), which presently have FCC authority to resell and terminate international telecommunication services. Many of these companies have considerably greater financial and other resources and more extensive domestic and international communications networks than STAR. STAR's business would be materially adversely affected to the extent that a significant number of such customers limit or cease doing business with STAR for competitive or other reasons. Consolidation in the telecommunications industry could not only create even larger competitors with greater financial and other resources, but could also adversely affect STAR by reducing the number of potential customers for STAR's services.

    EXPANSION INTO COMMERCIAL MARKET. With the acquisition of CEO, STAR began providing long distance service to the commercial market, a market that is subject to intense competition from a number of well capitalized companies. The commercial market is also characterized by the lack of customer loyalty, with commercial customers regularly changing service providers. There can be no assurance that STAR will be able to continue to compete successfully in the commercial market.

GOVERNMENT REGULATION

    STAR's U.S. interstate and international telecommunications service offerings generally are subject to the regulatory jurisdiction of the FCC. Certain telecommunication services offered by STAR in the U.S. may also be subject to the jurisdiction of state regulatory authorities, commonly known as public utility commissions ("PUCs"). STAR's telecommunications service offerings outside the U.S. are also generally subject to regulation by national regulatory authorities. In addition, U.S. and foreign regulatory authorities may affect STAR's international service offerings as a result of the termination or transit arrangements associated therewith. U.S. or foreign regulatory authorities may take actions or adopt regulatory requirements which could adversely affect STAR. See "Risk Factors--Potential Adverse Effect of Government Regulation."

U.S. REGULATION

    STAR's business is subject to various U.S. and foreign laws, regulations, agency actions and court decisions. STAR's U.S. international telecommunications service offerings are subject to regulation by the FCC. The FCC requires international carriers to obtain authorization under Section 214 of the Communications Act of 1934, as amended (the "Communications Act"), prior to acquiring international facilities by purchase or lease, or providing international service to the public. Prior FCC approval is also required to transfer control of a certificated carrier. STAR is also subject to FCC policies and rules that regulate the manner in which international telecommunication services may be provided, including, for instance, the circumstances under which a carrier may provide international switched services using IPL facilities and under which it may route traffic through third countries to or from its final destination.

    The Communications Act and the FCC's rules and policies also impose certain other obligations on carriers providing international telecommunication services. These include the obligation to file at the FCC and to maintain tariffs containing the rates, terms, and conditions applicable to their services; to file certain reports regarding international traffic and facilities; to file certain contracts with correspondent carriers; to disclose affiliations with foreign carriers and significant foreign ownership interests; to pay certain regulatory fees based, among other things, upon the carrier's revenues and ownership of international transmission capacity.

    INTERNATIONAL SERVICES. FCC rules require STAR to obtain prior FCC authorization to acquire and operate international communication circuits in satellites and undersea fiber optic cables; similar FCC authority is required for STAR to resell such capacity. STAR holds both facilities-based and resale international authorizations, including a "global" authorization that provides broad authority to offer switched and private line international services. STAR has filed tariffs for international services with the FCC.

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

or (b) the country is not a WTO member, but it offers U.S. carriers equivalent opportunities to engage in ISR and at least 50% of the U.S. billed and settled traffic is settled at or below the applicable benchmark. Settled traffic refers to traffic subject to an accounting rate agreement between U.S. and foreign carriers. An accounting rate is a per minute wholesale charge negotiated by international carriers for terminating traffic in either direction. Each carrier is paid a settlement rate for terminating traffic on its own network which ordinarily is one-half of the accounting rate. STAR's FCC authority currently permits it to provide ISR service to Canada, the U.K., Sweden, New Zealand, Australia, the Netherlands, Germany, France, Belgium, Denmark, Norway, Austria, Switzerland, Luxembourg, Italy, Ireland, Hong Kong and Japan. The FCC is currently reviewing U.S. carrier applications to provide ISR to Finland and Mexico among other routes, and upon grant of any such ISR application to a given country, the FCC's rules also would permit STAR to provide ISR service to that country. If ISR is not permitted on a route, absent prior FCC consent, U.S. facilities based international carriers must terminate switched telephone traffic in accordance with the ISP which is primarily intended to deter foreign carriers with market power from discriminating amongst competing U.S. carriers by, for example, favoring the foreign carrier's U.S. affiliate. The ISP requires that all U.S. carriers terminate traffic with a foreign carrier on the same terms (i.e., that settlement rates be equivalent) and receive inbound traffic only in proportion to the volume of U.S. outbound traffic which they generate.

    On a few routes, STAR may use IPLs to terminate international switched telephone services where ISR has not been authorized. In such routes, therefore, STAR's termination arrangements may not be consistent with the FCC's ISP. On any such route, however, to STAR's knowledge the foreign correspondent lacks market power, no U.S. inbound traffic is involved, and the effective settlement rate is lower than the prevailing rate. Thus STAR believes its actions are not inconsistent with the ISP's underlying purpose. If the FCC were to determine, by its own actions or in response to the filing of a third party that any of STAR's IPL arrangements violate its ISR policy or STAR's ISR authorization, the FCC could order STAR to terminate any non-conforming arrangements. In addition, STAR could be subject to a monetary forfeiture and to other penalties, including the revocation of STAR's FCC authorizations to operate as an international carrier. Any such FCC action could have a material adverse effect upon STAR's business, operating results and financial condition.

    FCC INTERNATIONAL SETTLEMENTS POLICY. The FCC's ISP places limits on the arrangements which U.S. international carriers may enter into with foreign carriers for exchanging public switched telecommunications traffic, which the FCC terms International Message Telephone Service. The policy does not apply to ISR services. The ISP is primarily intended to deter dominant foreign carriers from discriminating amongst competing U.S. carriers by, for example, favoring the foreign carrier's U.S. affiliate. Absent FCC consent, the ISP requires that U.S. carriers receive an equal share of the accounting rate (i.e., that settlement rates be equivalent) and receive inbound traffic in proportion to the volume of U.S. outbound traffic which they generate. The ISP and other FCC policies also prohibit a U.S. carrier from offering or accepting a "special concession" from a foreign carrier where the foreign carrier possess sufficient market power on the foreign end of the route to affect competition adversely in the U.S. market. A "special concession" is defined by the FCC as an exclusive arrangement involving services, facilities or functions on the foreign end of a U.S. international route which are necessary for providing basic telecommunications, and which are not offered to similarly situated U.S. carriers authorized to serve that route. U.S. international carriers wishing to establish settlement arrangements for IMTS which do not comply with the ISP must obtain a waiver of the FCC's rules or a declaratory ruling from the FCC under the FCC's "flexibility" policy that the non-standard arrangement is in the public interest. FCC policy provides that a request by a U.S. international carrier to establish a non-standard settlement arrangement with a foreign carrier in a WTO member country is presumptively in the public interest, and that said presumption generally may be overcome only by a demonstration that the foreign carrier is not subject to competition in its home market from more than one facilities-based international carrier. Notwithstanding the FCC's ISP waiver and flexibility policies, it is possible that the FCC could find that certain of STAR's arrangements with foreign operators were or are inconsistent with the ISP and that STAR has not requested prior FCC authority therefore. If the FCC were to determine by its own actions or in response to the filing of a third party that STAR has violated the ISP, the FCC could order STAR to terminate any non-conforming arrangement. In addition, STAR could be subject to a monetary forfeiture and to other penalties, including revocation of STAR's FCC authorizations to operate as an international carrier. Any such FCC action could have a material adverse effect upon STAR's business, operating results and financial condition.

    The FCC's policies also require U.S. international carriers providing IMTS to negotiate and adopt settlement rates with foreign correspondents for IMTS which are at or below certain benchmark rates beginning January 1, 1999 for high income countries. Pending reconsideration, the FCC has stayed a related policy requiring U.S. international carriers to establish IMTS settlement rates at or below the benchmark rate with any foreign affiliate beginning April 1, 1998. STAR expects that any IMTS operating agreement which it has or may have with a foreign affiliate will satisfy the foregoing benchmarks requirement when applicable.

    STAR currently has IMTS operating agreements with certain foreign correspondents which provide for settlement rates above the FCC's prescribed benchmarks. STAR will negotiate in good faith to establish IMTS settlement rates with its foreign correspondents which satisfy the FCC's benchmarks but there can be no assurance that such negotiations will succeed. The FCC's order adopting the foregoing settlement benchmarks and the timetable therefor was upheld by the U.S. Court of Appeals, but is currently being reconsidered by the FCC. Subject to FCC reconsideration, if STAR is unable to negotiate benchmark settlement rates with certain foreign correspondents, the FCC may intervene on its own action or in response to a filing by a third party. STAR is unable to predict the form which such intervention may take but it could disrupt STAR's arrangement for transmitting traffic to certain countries require STAR to suspend direct service to certain countries or require STAR to make alternative termination arrangements with certain countries all of which could have a material adverse effect on STAR's business, operating results and financial condition.

    FCC POLICIES ON TRANSIT AND REFILE. International switched telecommunication traffic is frequently routed indirectly via one or more third countries to its final destination. When such arrangements are mutually agreed, they are commonly based on a transit agreement under which settlement payments are made to all parties. In other cases, traffic may be sent to a third country and then forwarded or refiled for delivery to its final destination without the knowledge or consent of the destination carrier. STAR uses both transit and refile arrangements to terminate its international traffic. The FCC routinely approves transit arrangements by U.S. international carriers. The FCC's rules also permit carriers to use ISR facilities in many cases to route traffic via a third country for refile through the public switched network. However, the extent to which U.S. carriers may enter into refile arrangements consistent with the ISP is currently under review by the FCC. In 1997, the FCC stated that above-cost accounting rates had led an increasing amount of international traffic to migrate to least cost routes through the use of practices such as hubbing, refile and reorigination. The FCC stated that such practices are an economically rational response to inflated settlement rates. Notwithstanding the FCC's past rules, policies and statements regarding the scope of permissible transit and refile arrangements, the FCC could find by its own actions or in response to the filing of a third party, that certain of STAR's transit or refile arrangements violate the ISP or other FCC policies. In that event, the FCC could order STAR to terminate any non-conforming transit or refile arrangements. In addition, STAR could be subject to a monetary forfeiture and to other penalties, including revocation of STAR's FCC authorizations to operate as an international carrier. Any such FCC action could have a material adverse effect on STAR's business, operating results and financial condition.

    REPORTING REQUIREMENTS. International telecommunication carriers also are required by the FCC's rules timely to file certain reports regarding international traffic and revenues, the ownership and use of international facilities; and their affiliates with foreign carriers. The FCC considers a U.S. carrier to be affiliations a foreign carrier if it has a 25% interest in the capital stock of the carrier or it controls the foreign carrier or is under common ownership or control. The FCC requires these reports so that, among other things, it may monitor the development of industry competition and the potential for a dominant foreign carrier to discriminate amongst U.S. carriers. STAR generally has filed said traffic, facilities and foreign affiliation reports. The FCC's rules require international telecommunication carriers to file at the FCC copies of their contracts with other carriers, including operating agreements, within 30 days of execution. STAR has filed copies of its operating agreements with the FCC. Competitive U.S. international carriers do not routinely file other carrier-to-carrier contracts with the FCC and, consistent with industry practice, STAR has not filed certain other carrier contracts. Notwithstanding the foregoing FCC filings by STAR, the FCC by its own action or in response to the filing of a third party could determine that STAR has failed to meet certain of the foregoing filing and reporting requirements or that certain Company filings are deficient. In that event, STAR could be directed to remedy any asserted non-compliance; STAR could also be subject to a monetary forfeiture and to other penalties, and, although STAR believes that it would be largely unprecedented in such circumstances, and hence unlikely, the FCC could revoke STAR's authorizations to operate as an international carrier. Any such FCC action could have a material adverse effect on STAR's business, results and financial condition.

    REGULATORY FEES. The Communications Act, and FCC rules and policies, impose certain fees upon carriers providing interstate and international telecommunication services. These fees are levied, among other things, to defray the FCC's operating expenses, to underwrite universal telecommunication service (e.g., by subsidizing certain services used by schools and libraries), such as Internet access, and by other telecommunications users in areas of the U.S. where service costs are significantly above average), to fund the Telecommunications Relay Service ("TRS"), which provides special options for hearing-impaired users, and to support the administration of telephone numbering plans.

    Carriers that provide domestic interstate services must pay an annual regulatory fee based on their interstate revenues; the fee is currently 0.11% of net revenue. Carriers that provide domestic interstate services to end users must pay a universal telecommunications service fee each month based upon the total estimated demand for U.S. universal service funding. If applicable, each carrier's share is approximately 4% of the carrier's annual end user revenues. STAR generally offers its services only to other carriers which in turn provide services to end-users. Such carrier-to-carrier revenues are not subject to universal service fees, and thus STAR generally is not liable to pay universal service fees. Carriers that only offer international service (i.e., service between the United States and a foreign country or service between two foreign carriers) also are not subject to the universal service fee. However, if an international carrier has an affiliate that provides domestic interstate services, then the carrier's international revenues are subject to said fee. Until its acquisition of CEO, STAR did not offer domestic interstate services. As a result of the operations of CEO, any revenue STAR receives from end users for international services may be subject to universal service fees. U.S. interstate and international carriers must pay a percentage of their total revenue each year to support the North American Numbering Plan Administrator. For the 1998 filing year, the contribution rate is less than .003% of net telecommunications revenue. U.S. carriers must pay a certain percentage of their domestic interstate revenues to support the TRS Fund. For the 1998 filing year, the contribution rate was less than .04% of gross domestic interstate revenue. STAR has routinely paid the foregoing regulatory fees; however, approximately $150,000 in additional fees may be owed by STAR to satisfy its TRS and annual fee obligations for the 1996 and 1997 filing years. The foregoing regulatory fees typically change annually. STAR cannot predict the future regulatory fees for which it may be liable. Said fees could rise significantly for STAR and amount to four percent or more of STAR's gross international and interstate revenues if STAR is no longer exempt from paying universal service fees as a result of an affiliate's provision of domestic interstate services, or because STAR provides service directly to end users, or because amendments to the Communications Act repeal the universal service fee exemption for revenues from connecting carriers. Because the international telecommunication services business is highly competitive, an increase in the regulatory fees which STAR must pay could impair its market position and have a material adverse effect on STAR's business, operating results and financial condition.

    RECENT AND POTENTIAL FCC ACTIONS. Recent FCC rulemaking orders and other actions have lowered the entry barriers for new facilities-based and resale international carriers by streamlining the processing of new applications and granting non-dominant carriers greater flexibility in establishing non-standard settlement arrangements with non-dominant foreign carriers, including the non-dominant U.S. affiliates of such carriers. In addition, the FCC's rules implementing the WTO Agreement presume that competition will be advanced by the U.S. entry of facilities-based and resale carriers from WTO member countries, thus further increasing the number of potential competitors in the U.S. market and the number of carriers which may also offer end-to-end services. The FCC has recently approved the mergers of AT&T and Teleport Communications Group and LCI International, Inc. and Qwest Communications International Inc. FCC approval and consummation of these mergers increases concentration in the international telecommunications service industry and the potential market power of STAR's competitors. The FCC also recently has sought to reduce the foreign termination costs of U.S. international carriers by prescribing maximum or benchmark settlement rates which foreign carriers may charge U.S. carriers for terminating switched telecommunications traffic. This FCC action may reduce STAR's settlement costs, although the costs of other U.S. international carriers also may be reduced in a similar fashion. The FCC has not stated how it will enforce the new settlement benchmarks if U.S. carriers are unsuccessful in negotiating settlement rates at or below the prescribed benchmarks, but any future FCC intervention could disrupt STAR's transmission arrangements to certain countries or require STAR to modify its existing arrangements; other U.S. international carriers might be similarly affected. The 1996 amendment to the Communications Act permits the FCC to forbear enforcement of the tariff provisions in the Act, which apply to all interstate and international carriers, and the U.S. Court of Appeals is currently reviewing an FCC order directing all domestic interstate carriers to detariff their offerings. Subject to the Court's decision, the FCC may forbear its current tariff rules for U.S. international carriers, such as STAR, or order such carriers to detariff their services. In that event, STAR would have greater flexibility in pricing its service offerings and to compete, although any such FCC action likely would grant other non-dominant international carriers equivalent freedom. The FCC routinely reviews the contribution rate for various levels of regulatory fees, including the rate for fees levied to support universal service, which fees may be increased in the future for various reasons, including the need to support the universal service programs mandated by the Communications Act, the total costs for which are still under review by the FCC. The FCC also is reviewing the extent to which international carriers may refile traffic using international private line facilities or otherwise. Future FCC actions regarding refile could affect STAR by, for example, requiring it to discontinue certain termination arrangements which it now has or to implement alternative routing arrangements for certain countries; on the other hand, the FCC may further liberalize its existing rules and policies regarding refile in which case STAR is likely to be well positioned to expand certain refile operations even though new opportunities may become available to its competitors. STAR can not predict the net effect of these or other possible future FCC actions on its business, operating results and financial condition, although the net effect could be material.

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

    STAR, along with its regulated subsidiaries, believes it has made the filings and taken the actions it believes are necessary to provide the intrastate services it currently provides to end users throughout the U.S. STAR and/or its subsidiaries are qualified to do business as foreign corporations, and have received certification to provide intrastate telecommunications services in all states where certification is required, and have received approval for changes of control where such approvals are necessary. STAR and its subsidiaries are required to make periodic filings in order to maintain certificated status and remain qualified as foreign corporations.

    In early 1997, the FCC instituted significant changes to the current incumbent local exchange carrier access charge structure. These changes were meant, in part, to bring access charges closer to their actual costs. While there has been a general trend towards access charge reductions, new primary interexchange carrier charges (PICCs) were authorized by the FCC to be imposed on interexchange carriers serving presubscribed access charges closer to their actual costs. PICCs are a flat-rated, per presubscribed line, per month access charge imposed upon all facilities-based carriers (although they may be passed through to resellers). Facilities-based carriers were assessed interstate PICCs effective January 1, 1998. Intrastate PICCs have also been adopted in the five state Ameritech region (Michigan, Wisconsin, Illinois, Indiana, and Ohio), and may be adopted elsewhere. At the same time, STAR may pursue underlying carriers for pass throughs of any access charge reductions they may realize from incumbent local exchange carriers.

    ACTIONS AGAINST CEO. In 1997, prior to STAR's acquisition of CEO, it settled disputes with the California PUC and with the District Attorney of Monterey, California regarding CEO's alleged unauthorized switching of long distance customers. As part of these settlements, CEO was subject to fines and restrictions on its business operations in California. In addition, the FCC has received numerous informal complaints against CEO regarding the alleged unauthorized switching of long distance customers, which complaints currently remain under review.

    Following STAR's acquisition of CEO and in order to comply with the settlements described above, STAR has imposed strict restrictions on certain former CEO employees, restricting these employees with respect to California intrastate telecommunications operations. Additionally, STAR has taken a number of steps to reduce the risk of a repeat occurrence regarding the alleged unauthorized switching of commercial customers in California.

FOREIGN REGULATION

    UNITED KINGDOM. In the U.K., telecommunications services offered by STAR and through its affiliate, STAR Europe Ltd. ("STAR Europe"), are subject to regulation by various U.K. regulatory agencies. The U.K. generally permits competition in all sectors of the telecommunications market, subject to licensing requirements and license conditions. STAR has been granted a license to provide international services on a resale basis and STAR Europe has been granted a license to provide international services over its own facilities, which licenses are subject to a number of restrictions. Implementation of these licenses have permitted STAR to engage in cost-effective routing of traffic between the U.S. and the U.K. and beyond.

    GERMANY. In Germany, telecommunications services offered by STAR through its affiliate, STAR Telecommunications Deutschland GmbH ("STAR Germany"), are subject to regulation by the Regulierungsbehorde fur Telekommunikation und Post (which is under the jurisdiction of the Ministry of Economy). Germany permits the competitive provision of international facilities-based and resale services. STAR Germany was granted a license for the provision of voice telephony on the basis of self-operated telecommunications networks in December 1997. Under this license, STAR Germany has installed telecommunications switching facilities in Dusseldorf, Frankfurt, Hamburg and Munich and is leasing connection transmission facilities between these switches and additional facilities. The network of STAR Germany will be used primarily for routing international telecommunications traffic between the U.S., the U.K., Germany and beyond. There can be no assurance that future changes in regulation of the services provided by STAR Germany will not have a material adverse effect on STAR's business, operating results and financial condition.

    OTHER COUNTRIES. STAR plans to initiate a variety of services in certain European countries including France and Belgium. These services will include value-added services to closed user groups and other voice services as regulatory liberalization in those countries permits. These and other countries have announced plans or adopted laws to permit varying levels of competition in the telecommunications market. Under the terms of the WTO Agreement, each of the signatories has committed to opening its telecommunications market to competition, foreign ownership and to adopt measures to protect against anticompetitive behavior, effective starting on January 1, 1998. Although STAR plans to obtain authority to provide service under current and future laws of those countries, or, where permitted, provide service without government authorization, there can be no assurance that foreign laws will be adopted and implemented providing STAR with effective practical opportunities to compete in these countries. Moreover, there can be no assurance of the nature and pace of liberalization in any of these markets. STAR's inability to take advantage of such liberalization could have a material adverse affect on STAR's ability to expand its services as planned.

EMPLOYEES

    As of March 1, 1999, STAR employed 1,152 full-time employees. STAR is not subject to any collective bargaining agreement and it believes that its relationships with its employees are good.

                                  RISK FACTORS

    IN EVALUATING THE COMPANY, ITS BUSINESS, OPERATIONS AND FINANCIAL POSITION, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS FORM 10-K. THIS FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT THAT INVOLVE RISKS AND UNCERTAINTIES. STAR'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-K.

NO ASSURANCE THAT STAR WILL REALIZE ANTICIPATED BENEFITS FROM THE PT-1 MERGER

    STAR's acquisition of PT-1 is the most significant transaction in the history of the Company. The PT-1 Merger involves the combination of certain aspects of two companies that have operated independently. The process of integrating the STAR and PT-1 businesses, operations and employees will present a significant challenge to the Company's management and may lead to unanticipated costs. Accordingly, there can be no assurance that PT-1 can be successfully integrated into STAR or that STAR and its stockholders (including persons who became stockholders as a result of the PT-1 Merger) will ultimately realize any of the anticipated benefits of the PT-1 Merger.

    STAR's business has historically focused on providing switched voice services on a wholesale basis, primarily to U.S.-based long distance carriers. Alternatively, PT-1's operations are primarily focused on the marketing of prepaid telephone calling cards ("Prepaid Cards") to the retail marketplace of individual end-users. Thus, STAR and PT-1 operate in fundamentally different business segments of the telecommunications market. These differences create real challenges to the ability of STAR to integrate PT-1 operations and personnel. Difficulties in the integration process may occur due to, among other things, PT-1's emphasis on marketing of particular Prepaid Cards to specific segments of the retail market, its need to maintain strong ties to a network of independent distributors, PT-1's need for the continual introduction of new products into the domestic market to achieve desired growth and the distance between STAR's Santa Barbara headquarters and PT-1's New York-based operations. There can be no assurance that STAR will be able to overcome these challenges to integration.

    In addition, the integration of the STAR and PT-1 accounting and personnel administrative functions involves the risk that key employees in those operations, who can not be easily replaced, will leave even when offered continuing employment. The integration approach adopted by STAR with respect to PT-1 requires the devotion of a significant amount of time by senior executives, which may detract from business operations and the development of the combined companies.

    In considering the PT-1 Merger, the STAR Board considered, among other things, the cost savings, operating efficiencies and other synergies expected to result following the consummation thereof. There can be no assurance that any of such cost savings, operating efficiencies or other synergies will be accomplished as rapidly as currently expected or at all or that such savings and synergies will not be offset by increases in other expenses or operating losses, including losses due to problems arising from the integration of STAR and PT-1.

OPERATING RESULTS SUBJECT TO SIGNIFICANT FLUCTUATIONS

    STAR's quarterly operating results are difficult to forecast with any degree of accuracy because a number of factors subject these results to significant fluctuations. As a result, STAR believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

    The Company's revenues, costs and expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors. STAR's revenues in any given period can vary due to factors such as call volume fluctuations, particularly in regions with relatively high per-minute rates; the addition or loss of major customers, whether through competition, merger, consolidation or otherwise; the loss of economically beneficial routing options for the termination of STAR's traffic; financial difficulties of major customers; pricing pressure resulting from increased competition; and technical difficulties with or failures of portions of STAR's network that impact STAR's ability to provide service to or bill its customers. STAR's cost of services and operating expenses in any given period can vary due to factors such as fluctuations in rates charged by carriers to terminate STAR's traffic; increases in bad debt expense and reserves; the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities; changes in STAR's sales incentive plans; and costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel. In addition, STAR's operating results can vary due to factors such as changes in routing due to variations in the quality of vendor transmission capability; loss of favorable routing options; the amount of, and the accounting policy for, return traffic under operating agreements; actions by domestic or foreign regulatory entities; the level, timing and pace of STAR's expansion in international and commercial markets; and general domestic and international economic and political conditions. Further, a substantial portion of transmission capacity used by STAR is obtained on a variable, per minute and short term basis, subjecting STAR to the possibility of unanticipated price increases and service cancellations. Since STAR does not generally have long term arrangements for the purchase or resale of long distance services, and since rates fluctuate significantly over short periods of time, STAR's gross margins are subject to significant fluctuations over short periods of time. STAR's gross margins also may be negatively impacted in the longer term by competitive pricing pressures.

ABILITY TO CONTINUE AND MANAGE GROWTH; COMMERCIAL MARKET

    STAR has increased revenues from $58.9 million in 1995 to $595.5 million in 1998, with revenues increasing in each of the last fourteen quarters. Such growth should not be considered indicative of future revenue growth or operating results. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of STAR's operating expenses varies with its revenues. This effect is likely to increase as a greater percentage of STAR's cost of services are associated with owned and leased facilities. There can be no assurance that STAR will be able to achieve or maintain profitability on a quarterly or annual basis in the future. It is likely that in some future quarter STAR's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    As part of STAR's significant revenue growth, it has expanded, and plans to continue to expand, the number of its employees and the geographic scope of its operations. Additionally, an important component of STAR's strategy is to grow and expand through acquisition. These factors have resulted, and will continue to result, in increased responsibilities for management personnel and have placed, and will continue to place, increased demands upon STAR's operating and financial systems, which may lead to unanticipated costs and divert management's attention from day-to-day operations. STAR may also be required to attract, train and retain additional highly qualified management, technical, sales and marketing and customer support personnel. The process of locating such personnel with the combination of skills and attributes required to implement STAR's strategy is often lengthy. The inability to attract and retain additional qualified personnel could materially and adversely affect STAR. STAR expects that its expansion into foreign countries will lead to increased financial and administrative demands, such as increased operational complexity associated with expanded network facilities, administrative burdens associated with managing an increasing number of foreign subsidiaries and relationships with foreign partners and expanded treasury functions to manage foreign currency risks. STAR's accounting systems and policies have been developed as STAR has experienced significant growth. There can be no assurance that STAR's personnel, systems, procedures and controls will be adequate to support STAR's future operations. See "-- Dependence on Key Personnel," "Business--Employees" and "Management."

    With the acquisition of CEO, STAR began providing service to the commercial market, which is more labor intensive than the wholesale market, and as a result has higher overhead costs. STAR also may be required to update and improve its billing systems and procedures and/or hire new management personnel to handle the demands of the commercial market. There can be no assurance that STAR will be able to effectively manage the costs of and risks associated with its expansion into the commercial market.

RISKS INHERENT IN ACQUISITION STRATEGY

    An important component to STAR's strategy is to grow and expand through acquisitions. This growth strategy is dependent on the continued availability of suitable acquisition candidates and subjects the Company to a number of risks. STAR has completed four acquisitions, CEO on November 30, 1997, T-One on March 10, 1998, PT-1 on February 4, 1999 and UDN on March 24, 1999. These acquisitions have placed significant demands on STAR's financial and management resources, as the process for integrating acquired operations presents a significant challenge to STAR's management and may lead to unanticipated costs or a diversion of management's attention from day-to-day operations. There can be no assurance that the Company will be able to successfully integrate these acquisitions or any other acquisitions made by STAR in the future into Company operations. Integrating acquisitions may require integration of financial and call routing systems, network and other physical facilities and personnel. Difficulties in integrating these and other acquisitions can cause system degradation, added costs and loss of personnel or customers. Additionally, STAR may incur unknown liabilities despite management's efforts to investigate the operations of the acquired business. The impact of these risks, and other risks arising as a result of STAR's acquisition strategy, could adversely affect STAR's operating results.

RISKS ASSOCIATED WITH GROWTH OF TELECOMMUNICATIONS NETWORK AND CUSTOMER BASE

    Historically, STAR has relied primarily on leased transmission capacity for the delivery of its telecommunications services. STAR's telecommunications expenses have in the past primarily been variable, based upon minutes of use, consisting largely of payments to other long distance carriers, customer/carrier interconnect charges, leased fiber circuit charges and switch facility costs. During 1997 and 1998, however, the Company made considerable capital expenditures in order to expand its network, and intends to continue to do so in the future. See "Business--Network." Although STAR's strategy is to seek to establish significant traffic volumes prior to investing in fixed-cost facilities, the development of such facilities entails significant costs and prior planning, which are based in part on STAR's expectations concerning future revenue growth and market developments. As STAR expands its network and the volume of its network traffic, its cost of revenues will increasingly consist of fixed costs arising from the ownership and maintenance of its switches and undersea fiber optic cables. While STAR believes that in the long-term these investments will allow it to reduce its cost of service and to enhance its service offerings, in the short-term, cost increases and a decrease in STAR's operating margins may occur. If STAR's traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of its network, STAR's costs as a percentage of revenues could increase significantly, which could have a material adverse effect on STAR's business, financial condition or results of operations.

    In addition, STAR's business depends in part on its ability to obtain transmission facilities on a cost-effective basis. Because undersea fiber optic cables typically take several years to plan and construct, carriers generally make investments well in advance, based on a forecast of anticipated traffic. Therefore, STAR's operations are subject to the risk that it will not adequately anticipate the amount of traffic over its network, and may not procure sufficient cable capacity or network equipment in order to ensure the cost-effective transmission of customer traffic. Although STAR participates in the planning of undersea fiber optic transmission facilities, it does not control the construction of such facilities and must seek access to such facilities through partial ownership positions. If ownership positions are not available, STAR must seek access to such facilities through lease arrangements on negotiated terms that may vary with industry and market conditions. There can be no assurance that STAR will be able to continue to obtain sufficient transmission facilities or access to undersea fiber optic cable on economically viable terms. The failure of STAR to obtain telecommunications facilities that are sufficient to support its network traffic in a manner that ensures the reliability and quality of its telecommunications services may have a material adverse effect on its business, financial condition or results of operations.

RISKS OF INTERNATIONAL TELECOMMUNICATIONS BUSINESS

    STAR has to date generated a substantial majority of its revenues by providing international telecommunications services to its customers on a wholesale basis. STAR sends traffic to numerous countries throughout the world, including India, Mexico and China. The international nature of STAR's operations involves certain risks, such as changes in U.S. and foreign government regulations and telecommunications standards, dependence on foreign partners, tariffs, taxes and other trade barriers, the potential for nationalization and economic downturns and political instability in foreign countries. In addition, STAR's business could be adversely affected by a reversal in the current trend toward deregulation of telecommunications carriers. The Company will be increasingly subject to these risks to the extent that it proceeds with the planned expansion of its international operations.

    RISK OF DEPENDENCE ON FOREIGN PARTNERS. STAR will increasingly rely on foreign partners to terminate its traffic in foreign countries and to assist in installing transmission facilities and network switches, complying with local regulations, obtaining required licenses, and assisting with customer and vendor relationships. STAR may have limited recourse if its foreign partners do not perform under their contractual arrangements with STAR. STAR's arrangements with foreign partners may expose STAR to significant legal, regulatory or economic risks.

    RISKS ASSOCIATED WITH FOREIGN GOVERNMENT CONTROL AND HIGHLY REGULATED MARKETS. Governments of many countries exercise substantial influence over various aspects of the telecommunications market. In some cases, the government owns or controls companies that are or may become competitors of STAR or companies (such as national telephone companies) upon which STAR and its foreign partners may depend for required interconnections to local telephone networks and other services. Accordingly, government actions in the future could have a material adverse effect on STAR's operations. In highly regulated countries in which STAR is not dealing directly with the dominant local exchange carrier, the dominant carrier may have the ability to terminate service to STAR or its foreign partner and, if this occurs, STAR may have limited or no recourse. In countries where competition is not yet fully established and STAR is dealing with an alternative operator, foreign laws may prohibit or impede new operators from offering services in these markets.

    RISKS ASSOCIATED WITH FOREIGN CURRENCY FLUCTUATIONS. STAR's revenues and cost of long distance services are sensitive to foreign currency fluctuations. STAR expects that an increasing portion of STAR's net revenue and expenses will be denominated in currencies other than U.S. dollars, and changes in exchange rates may have a significant effect on STAR's results of operations. Although STAR utilizes hedging instruments to reduce the risk of foreign currency fluctuations, STAR will not be fully protected from these risks and the instruments themselves involve a degree of risk. See "Quantitative and Qualitative Disclosure About Market Risk."

    FOREIGN CORRUPT PRACTICES ACT. STAR is also subject to the Foreign Corrupt Practices Act ("FCPA"), which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. STAR may be exposed to liability under the FCPA as a result of past or future actions taken without STAR's knowledge by agents, strategic partners and other intermediaries. Such liability could have a material adverse effect on STAR's business, operating results and financial condition.

POTENTIAL ADVERSE EFFECTS OF GOVERNMENT REGULATION

    STAR's business is subject to various U.S. and foreign laws, regulations, agency actions and court decisions. STAR's U.S. international telecommunications service offerings are subject to regulation by the FCC. The FCC requires international carriers to obtain authorizations under Section 214 of the Communications Act, prior to acquiring international facilities by purchase or lease, or providing international service to the public. Prior FCC approval is also required to transfer control of a certificated carrier. STAR must file reports and contracts with the FCC and must pay regulatory fees, which are subject to change. STAR is also subject to the FCC policies and rules discussed below. The FCC could determine, by its own actions or in response to a third party's filing, that certain of STAR's services, termination arrangements, agreements with foreign carriers, transit or refile arrangements or reports do not or did not comply with FCC policies and rules. If this occurred, the FCC could order STAR to terminate noncompliant arrangements, fine STAR or revoke STAR's authorizations. Any of these actions could have a material adverse effect on STAR's business, operating results and financial condition.

    FCC INTERNATIONAL PRIVATE LINE RESALE POLICY. The FCC's IPL resale policy limits the conditions under which a carrier may connect IPLs to the PSTN at one or both ends to provide switched services, commonly known as ISR. A carrier generally may only offer ISR services to a foreign country if the FCC has found
(a) the country is a member of the World Trade Organization ("WTO") and at least 50% of the U.S. billed and settled traffic to that country is settled at or below the FCC's benchmark settlement rate or (b) the country is not a WTO member, but it offers U.S. carriers equivalent opportunities to engage in ISR and at least 50% of the U.S. billed and settled traffic is settled at or below the applicable benchmark. STAR's FCC authority currently permits it to provide ISR service to Canada, the U.K., Sweden, New Zealand, Australia, the Netherlands, Germany, France, Belgium, Denmark, Norway, Austria, Switzerland, Luxembourg, Italy, Hong Kong and Japan. The FCC is currently reviewing U.S. carrier applications to provide ISR to Finland and Mexico, among other routes. Upon grant of any such ISR application to a given country, the FCC's rules also would permit STAR to provide ISR service to that country. If ISR is not permitted on a route, absent prior FCC consent, U.S. facilities based international carriers must terminate switched telephone traffic in accordance with the FCC's International Settlement Policy ("ISP") which is primarily intended to deter foreign carriers with market power from discriminating amongst competing U.S. carriers by, for example, favoring the foreign carrier's U.S. affiliate. The ISP requires that all U.S. carriers terminate traffic with a foreign carrier on the same terms (i.e., that settlement rates be equivalent) and receive inbound traffic only in proportion to the volume of U.S. outbound traffic which they generate.

    On a few routes, STAR may use IPLs to terminate international switched telephone services where ISR has not been authorized. On such routes, therefore, STAR's termination arrangements may not be consistent with the FCC's ISP. On any such route, however, to STAR's knowledge the foreign correspondent lacks market power, no U.S. inbound traffic is involved, and the effective settlement rate is lower than the prevailing rate. Thus, STAR believes its actions are not inconsistent with the ISP's underlying purpose.

    FCC INTERNATIONAL SETTLEMENTS POLICY. The ISP limits the arrangements which U.S. international carriers may enter into with foreign carriers for exchanging public switched telecommunications traffic, which the FCC terms International Message Telephone Service ("IMTS"). This policy does not apply to ISR services. The ISP requires that U.S. carriers receive an equal share of the accounting rate and receive inbound traffic in proportion to the volume of U.S. outbound traffic which they generate. The ISP and other FCC policies also prohibit a U.S. carrier and a foreign carrier which possesses sufficient market power on the foreign end of the route to affect competition adversely in the U.S. market from entering into exclusive arrangement involving services, facilities or functions on the foreign end of a U.S. international route which are necessary for providing basic telecommunications and which are not offered to similarly situated U.S. carriers. It is possible that the FCC could find that certain of STAR's arrangements with foreign operators are inconsistent with the ISP.

    FCC POLICIES ON TRANSIT AND REFILE. STAR uses both transit and refile arrangements to terminate its international traffic. The FCC routinely approves transit arrangements by U.S. international carriers. The FCC's rules also permit carriers in many cases to use ISR facilities to route traffic via a third country for refile through the PSTN. The extent to which U.S. carriers may enter into refile arrangements consistent with the ISP is currently under review by the FCC. Certain of STAR's transit or refile arrangements may violate the ISP or other FCC policies.

    RECENT AND POTENTIAL FCC ACTIONS. Regulatory action that may be taken in the future by the FCC may intensify the competition which STAR faces, impose additional operating costs upon STAR, disrupt certain of STAR's transmission arrangements or otherwise require either company to modify its operations. Future FCC action may also provide STAR additional competitive flexibility by, for example, eliminating or substantially reducing the tariff requirements applicable to STAR's interstate and international telecommunications services. The FCC is encouraging new market entrants by implementing the WTO Agreement and through other actions. The FCC may approve pending mergers which could produce more effective competitors in STAR's market. The FCC may increase regulatory fees charged to STAR and its competitors by eliminating the exemption for carrier revenues obtained from other carriers for certain fees or through other actions, which could raise STAR's costs of service without assurance that STAR could pass such fee increases through to its customers. See "Business--Government Regulation." In addition, the FCC has received a number informal complaints against CEO regarding the alleged unauthorized switching of long distance customers and other matters, some of which currently remain under review.

    STATE. The intrastate long distance telecommunications operations of STAR and its subsidiaries are subject to various state laws and regulations, including prior certification, notification, registration and/or tariff requirements. The vast majority of states require that STAR and its subsidiaries apply for certification to provide intrastate telecommunications services. In most jurisdictions, STAR also must file and obtain prior regulatory approval of tariffs for intrastate services. Certificates of authority can generally be conditioned, modified or revoked by state regulatory authorities for failure to comply with state laws and regulations. Fines and other penalties, including revocation of a certificate of authority, may be imposed.

    FOREIGN REGULATIONS. STAR is also subject to regulation in foreign countries, such as the U.K. and Germany, in connection with certain of its business activities. For example, STAR's use of transit, ISR or other routing arrangements may be affected by laws or regulations in either the transited or terminating foreign jurisdiction. Foreign countries, either independently or jointly as members of the International Telecommunications Union ("ITU"), or other supra-national organizations such as the European Union or the WTO, may have adopted or may adopt laws or regulatory requirements regarding such services for which compliance would be difficult or expensive, that could force STAR to choose less cost-effective routing alternatives and that could adversely affect STAR's business, operating results and financial condition.

    To the extent that STAR seeks to provide telecommunications services in other non-U.S. markets, STAR will be subject to the developing laws and regulations governing the competitive provision of telecommunications services in those markets. STAR currently plans to provide a limited range of services in Mexico and Belgium, as permitted by regulatory conditions in those markets, and to expand its operations as these markets implement scheduled liberalization to permit competition in the full range of telecommunications services. The nature, extent and timing of the opportunity for STAR to compete in these markets will be determined, in part, by the actions taken by the governments in these countries to implement competition and the response of incumbent carriers to these efforts. There can be no assurance that the regulatory regime in these countries will provide STAR with practical opportunities to compete in the near future, or at all, or that STAR will be able to take advantage of any such liberalization in a timely manner. See "Business--Government Regulation."

    REGULATION OF CUSTOMERS. STAR's customers are also subject to actions taken by domestic or foreign regulatory authorities that may affect the ability of customers to deliver traffic to STAR. Regulatory sanctions have been imposed on certain of STAR's customers in the past. While such sanctions have not adversely impacted the volume of traffic received by STAR from such customers to date, future regulatory actions could materially adversely affect the volume of traffic received from a major customer, which could have a material adverse effect on STAR's business, financial condition and results of operations.

RISKS OF NETWORK FAILURE; DEPENDENCE ON FACILITIES AND THIRD PARTIES

    Any system or network failure that causes interruptions in STAR's operations could have a material adverse effect on its business, financial condition or results of operations. STAR's operations are dependent on STAR's ability to successfully expand its network and integrate new and emerging technologies and equipment into its network, which are likely to increase the risk of system failure and to cause strain upon the networks. STAR's operations also are dependent on STAR's ability to protect its hardware and other equipment from damage from natural disasters such as fires, floods, hurricanes and earthquakes, other catastrophic events such as civil unrest, terrorism and war and other sources of power loss and telecommunications failures. Although STAR has taken a number of steps to prevent its network from being affected by natural disasters, fire and the like, such as building redundant systems for power supply to the switching equipment, there can be no assurance that any such systems will prevent STAR's switches from becoming disabled in the event of an earthquake, power outage or otherwise. The failure of STAR's network, or a significant decrease in telephone traffic resulting from effects of a natural or man-made disaster, could have a material adverse effect on STAR's relationships with its customers and its business, operating results and financial condition. See "Business--Network."

DEPENDENCE ON KEY PERSONNEL

    STAR's success depends to a significant degree upon the efforts of senior management personnel and a group of employees with longstanding industry relationships and technical knowledge of STAR's operations, in particular, Christopher E. Edgecomb, STAR's Chief Executive Officer. STAR maintains and is the beneficiary under a key person life insurance policy in the amount of $10.0 million with respect to Mr. Edgecomb. STAR believes that its future success will depend in large part upon its continuing ability to attract and retain highly skilled personnel. Competition for qualified, high-level telecommunications personnel is intense and there can be no assurance that STAR will be successful in attracting and retaining such personnel. The loss of the services of one or more of STAR's key individuals, or the failure to attract and retain other key personnel, could materially adversely affect STAR's business, operating results and financial condition. See "Management."

SIGNIFICANT COMPETITION

    The international telecommunications industry is intensely competitive and subject to rapid change. STAR's competitors in the international wholesale switched long distance market include large, facilities-based multinational corporations and smaller facilities-based providers in the U.S. and overseas that have emerged as a result of deregulation, switch-based resellers of international long distance services and international joint ventures and alliances among such companies. STAR also competes abroad with a number of dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries. International wholesale switched service providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. Additionally, the telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive product and service offerings, such as the utilization of the Internet for international voice and data communications. STAR is unable to predict which technological development will challenge its competitive position or the amount of expenditures that will be required to respond to a rapidly changing technological environment. Further, the number of competitors is likely to increase as a result of the competitive opportunities created by a new Basic Telecommunications Agreement concluded by members of the WTO in February 1997. Under the terms of the WTO Agreement, starting February 5, 1998, the United States and over 68 countries have committed to open their telecommunications markets to competition and foreign ownership and to adopt measures to protect against anticompetitive behavior. As a result, STAR believes that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect STAR's gross margins if STAR is not able to reduce their costs commensurate with such price reductions.

    COMPETITION FROM DOMESTIC AND INTERNATIONAL COMPANIES. A majority of the U.S.-based international telecommunications services revenue is currently generated by AT&T, MCI WorldCom and Sprint. STAR also competes with Pacific Gateway Exchange, Inc., and other U.S.-based and foreign long distance providers, including the Regional Bell Operating Companies ("RBOCs"), which presently have FCC authority to resell and terminate international telecommunication services. Many of these competitors have considerably greater financial and other resources and more extensive domestic and international communications networks than STAR. STAR's business would be materially adversely affected to the extent that a significant number of such customers limit or cease doing business with STAR for competitive or other reasons. Consolidation in the telecommunications industry could not only create even larger competitors with greater financial and other resources, but could also adversely affect STAR by reducing the number of potential customers for STAR's services.

    EXPANSION INTO COMMERCIAL MARKET. With the acquisition of CEO, STAR began providing long distance service to the commercial market, a market that is subject to intense competition from a number of well capitalized companies. The commercial market is also characterized by the lack of customer loyalty, with commercial customers regularly changing service providers. There can be no assurance that STAR will be able to compete successfully in the commercial market. See "Business--Strategy--Expansion into Commercial Market."

CUSTOMER CONCENTRATION

    While the list of STAR's most significant customers varies from quarter to quarter, STAR's five largest customers accounted for approximately 33% of its revenues in 1998, with one customer, PT-1, accounting for approximately 15% of revenues in such period. STAR could lose a significant customer for many reasons, including the entrance into the market of significant new competitors with lower rates than STAR, downward pressure on the overall costs of transmitting international calls, transmission quality problems, changes in U.S. or foreign regulations or unexpected increases in STAR's cost structure as a result of expenses related to installing a global network or otherwise.

NEED FOR ADDITIONAL CAPITAL TO FINANCE GROWTH AND CAPITAL REQUIREMENTS

    STAR believes that it must continue to enhance and expand its network and build out its telecommunications network infrastructure in order to maintain its competitive position and continue to meet the increasing demands for service quality, capacity and competitive pricing. STAR's ability to grow depends, in part, on its ability to expand its operations through the ownership and leasing of network capacity, which requires significant capital expenditures, that are often incurred prior to STAR's receipt of the related revenue. STAR believes that, based upon its present business plan and its existing cash resources, available financing and expected cash flow from operating activities, STAR will have sufficient cash to meet its currently anticipated working capital and capital expenditure requirements for at least twelve months. If STAR's growth exceeds current expectations, if STAR obtains one or more attractive opportunities to purchase the business or assets of another company, or if STAR's cash flow from operations after the end of such period is insufficient to meet its working capital and capital expenditure requirements, STAR will need to raise additional capital from equity or debt sources. There can be no assurance that STAR will be able to raise such capital on favorable terms or at all. If STAR is unable to obtain such additional capital, STAR may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on STAR's business, financial condition or results of operations.

VOLATILITY OF STOCK PRICE

    The market price of the shares of the Company's Common Stock has risen since STAR's initial public offering in June 1997 and is trading at a high multiple of STAR's earnings. The market price for such shares has been highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in STAR's operating results, the announcement of potential acquisitions by STAR, changes in federal and international regulations, activities of the largest domestic providers, industry consolidation and mergers, conditions and trends in the international telecommunications market, adoption of new accounting standards affecting the telecommunications industry, changes in recommendations and estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of emerging growth companies like STAR. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

YEAR 2000 COMPUTER PROGRAM FAILURE

    A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. STAR has implemented Year 2000 compliance programs to ensure that its software, systems and equipment are Year 2000 compliant and to ensure that the software and technology of its third party vendors and customers are also Year 2000 compliant. STAR currently anticipates that its information technology and non-information technology systems will be Year 2000 compliant before January 1, 2000, though no assurances can be given that its compliance testing will not detect unanticipated Year 2000 compliance problems. While STAR intends to develop contingency plans to prepare for a Year 2000 failure, there can be no assurance that such contingency plans will be adequate. If STAR and/or third parties are not Year 2000 compliant as of such date and if such contingency plans are inadequate or fail to address a particular Year 2000 risk, STAR may be required to incur unanticipated costs, change relationships with third parties, forego revenues or be subjected to other material adverse effects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 2. PROPERTIES

    STAR's principal offices are located in Santa Barbara, California in five facilities providing an aggregate of approximately 38,814 square feet of office space expiring between June 1999 and October 2005. Additionally, STAR has office and switching sites in the following locations:

                                                 APPROXIMATE
OFFICE SITES                                     SQUARE FEET           EXPIRATION DATE
----------------------------------------------  -------------  --------------------------------
Fairfax, Virginia                                     3,909    May 2004
New York, New York                                    2,627    December 2001
Los Angeles, CA                                      17,500    June 2005
Houston, Texas                                          847    July 2003
London, England                                       5,414    December 2003

                                                 APPROXIMATE
SWITCH SITES                                     SQUARE FEET           EXPIRATION DATE
----------------------------------------------  -------------  --------------------------------
Los Angeles, CA (multiple leases)                    39,175    April 2006 - December 2008
New York, New York (multiple leases)                 40,749    July 2003 - April 2008
Dallas, Texas                                         6,167    April 2007
Miami, Florida (multiple leases)                     20,571    June 2008 - August 2008
Atlanta, Georgia                                     17,300    April 2008
Seattle, Washington                                   7,020    June 2008
London, England                                       8,000    July 2006
Hamburg, Germany                                     20,342    December 2007
Dusseldorf, Germany                                  20,423    December 2007
Frankfurt, Germany                                   30,051    December 2007
Munich, Germany                                      12,408    December 2007

A number of the above-listed leases grant STAR the right to extend the lease term beyond the stated expiration date. The aggregate facility lease payments made by STAR in 1998 were approximately $5.0 million.

    On February 4, 1999, STAR completed its acquisition of PT-1, which has sales offices in Houston, Texas, Columbus and Cleveland, Ohio, Seattle, Washington, Jackson Heights, California, New York, Staten Island and Flushing, New York and Toronto, Canada providing an aggregate of approximately 57,497 square feet of office space expiring between June 1999 and December 2008. PT-1 also leases approximately 5,565 square feet of space for its switching facilities in Jersey City, New Jersey under a lease expiring December 2008, and approximately 10,353 square feet for its switching facility in Miami, Florida under a lease expiring April 2008.

    STAR believes that all other material terms of its leases are commercially reasonable terms that are typically found in commercial leases in each of the respective areas in which STAR leases space. STAR believes that its facilities are adequate to support its current needs and that additional facilities will be available at competitive rates as needed.

ITEM 3. LEGAL PROCEEDINGS

    STAR is not presently a party to any material pending litigation. From time to time, however, STAR is party to various legal proceedings, including billing disputes and collection matters, that arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "STRX" since June 12, 1997. The following table sets forth, for the fiscal periods indicated, the quarterly high and low sales prices for the Common Stock, as reported by Nasdaq and as adjusted to reflect the Stock Split that occurred on March 31, 1998.

                                           HIGH          LOW
                                         ---------    ---------
FISCAL YEAR ENDED DECEMBER 31, 1997
Second Quarter (from June 12, 1997).....   7 3/8        4 41/64
Third Quarter...........................  11 53/64      6 7/32
Fourth Quarter..........................  17 11/16      9 33/64

FISCAL YEAR ENDED DECEMBER 31, 1998
First Quarter...........................  28 3/64      13 29/32
Second Quarter..........................  37 3/8       19 3/8
Third Quarter...........................  23            9 11/16
Fourth Quarter..........................  18            7 1/8

    The last reported sale price of the Common Stock on the Nasdaq National Market on March 17, 1999 was $10 13/16 per share. As of March 17, 1999, there were 177 holders of record of the Company's Common Stock.

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

    The Company issued and sold the following unregistered securities during 1998, which amounts have been adjusted to reflect the Stock Split:

    1. On March 10, 1998, the Registrant issued 1,353,000 shares of its Common Stock in exchange for all of the outstanding capital stock of T-One Corp. in a transaction valued at $25,080,000.

    2. During the year ended December 31, 1998, the Registrant granted to employees and directors options to purchase an aggregate of approximately 1,026,925 shares of Common Stock pursuant to stock option agreements and the Registrant's stock option plans.

    The sales and issuances described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof, as transactions by an issuer not involving any public offering, Regulation S of the Securities Act, or in reliance upon the exemption from registration provided by Rule 701 promulgated under the Securities Act. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the Registrant, to information about the Registrant.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1996, 1997, and 1998 and the balance sheet data at December 31, 1997 and 1998 are derived from audited financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 1994 and the consolidated balance sheet data at December 31, 1994 are unaudited and are derived from unaudited financial statements not included in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 1995 and the balance sheet data at December 31, 1995 and 1996 are derived from audited financial statements not included in this Form 10-K.

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                                      1995        1996        1997        1998
                                                                    ---------  ----------  ----------  ----------
                                                          1994
                                                       -----------
                                                       (UNAUDITED)
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues.............................................   $  24,512   $  58,937  $  259,697  $  404,605  $  595,540
Operating expenses:
  Cost of services...................................      16,042      44,270     225,957     351,821     504,281
  Selling, general and administrative................       5,066      10,452      35,956      36,496      56,121
  Depreciation and amortization......................         106         368       1,442       4,637      13,112
  Merger expense.....................................          --          --          --         286         361
                                                       -----------  ---------  ----------  ----------  ----------
  Total operating expenses...........................      21,214      55,090     263,355     393,240     573,875
                                                       -----------  ---------  ----------  ----------  ----------
  Income (loss) from operations......................       3,298       3,847      (3,658)     11,365      21,665
Other income (expenses):
  Interest income....................................           3          22         110         492       4,849
  Interest expense...................................          --         (64)       (609)     (1,738)     (2,828)
  Legal settlements and expenses.....................          --          --        (100)     (1,653)         --
  Other..............................................          (7)        (33)         39         208        (304)
                                                       -----------  ---------  ----------  ----------  ----------
  Income (loss) before provision for income taxes....       3,294       3,772      (4,218)      8,674      23,382
Provision for income taxes...........................          22          66         577       2,905       9,923
                                                       -----------  ---------  ----------  ----------  ----------
Net income (loss)....................................   $   3,272   $   3,706  $   (4,795) $    5,769  $   13,459
                                                       -----------  ---------  ----------  ----------  ----------
                                                       -----------  ---------  ----------  ----------  ----------
Pro forma net income (loss) (unaudited)(1)...........   $   1,943   $   2,140  $   (5,738) $    5,574
                                                       -----------  ---------  ----------  ----------
                                                       -----------  ---------  ----------  ----------
Basic income (loss) per common share(2)..............   $    0.18   $    0.19  $    (0.21) $     0.19  $     0.34
                                                       -----------  ---------  ----------  ----------  ----------
                                                       -----------  ---------  ----------  ----------  ----------
Diluted income (loss) per common share(2)............   $    0.18   $    0.19  $    (0.21) $     0.17  $     0.32
                                                       -----------  ---------  ----------  ----------  ----------
                                                       -----------  ---------  ----------  ----------  ----------
Pro forma basic income (loss) per common share
  (unaudited)(2).....................................   $    0.11   $    0.11  $    (0.25) $     0.18
                                                       -----------  ---------  ----------  ----------
                                                       -----------  ---------  ----------  ----------
Pro forma diluted income (loss) per common share
  (unaudited)(2).....................................   $    0.11   $    0.11  $    (0.25) $     0.17
                                                       -----------  ---------  ----------  ----------
                                                       -----------  ---------  ----------  ----------
Weighted average number of common shares
  outstanding--basic(2)..............................      18,218      19,373      23,292      30,221      39,924
Weighted average number of diluted common shares
  outstanding--diluted(2)............................      18,218      19,373      23,292      32,978      41,525

                                                                           AS OF DECEMBER 31,
                                                       ----------------------------------------------------------
                                                                      1995        1996        1997        1998
                                                                    ---------  ----------  ----------  ----------
                                                          1994
                                                       -----------
                                                       (UNAUDITED)           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)............................   $   2,135   $     976  $   (7,729) $   14,546  $   64,377
Total assets.........................................       9,081      26,582      63,054     121,102     372,134
Total long-term liabilities, net of current
  portion............................................          21         919       6,839      13,756      32,908
Retained earnings (deficit)..........................       1,377         867      (3,238)      1,534      14,993
Stockholders' equity.................................       2,956       3,808       6,897      43,201     209,612

                                                                      YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------
                                                                  1995        1996         1997          1998
                                                                ---------  ----------  ------------  ------------
                                                      1994
                                                   -----------
                                                   (UNAUDITED)   (IN THOUSANDS, EXCEPT MINUTE DATA)
OTHER CONSOLIDATED FINANCIAL AND OPERATING DATA:
Capital expenditures(3)..........................   $     515   $   2,716  $   13,646  $     25,422  $    146,849
North American wholesale billed minutes of
  use(4).........................................          --      38,106     479,681     1,034,187     1,657,523
North American wholesale revenue per billed
  minute of use(5)...............................   $      --   $  0.4102  $   0.4288  $     0.3612  $     0.3145

------------------------

(1) The pro forma net income or loss per share assumes that both STAR and CEO, which was acquired by STAR in a pooling of interests transaction on November 30, 1997, were C-corporations for all periods presented.

(2) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted income (loss) per common share and pro forma basic and diluted income (loss) per common share.

(3) Includes assets financed with capital leases or notes. See Note 2 of Notes to Consolidated Financial Statements.

(4) Does not include wholesale billed minutes of use from T-One prior to the year ended December 31, 1997.

(5) Represents wholesale gross call usage revenue per billed minute. Amounts exclude other revenue related items such as finance charges. This data does not include wholesale billed minutes of use from T-One prior to the year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, EACH OF WHICH IS INCLUDED ELSEWHERE IN THIS FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, AS DEFINED IN SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, THAT INVOLVE RISKS AND UNCERTAINTIES. STAR'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO THOSE DISCUSSED IN "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

OVERVIEW

    STAR is a multinational telecommunications services company focused primarily on the international long distance market. STAR offers highly reliable, low-cost switched voice services on a wholesale basis, primarily to U.S.-based long distance carriers. STAR provides international long distance service to approximately 200 countries through its flexible network comprised of various foreign termination relationships, international gateway switches, leased and owned transmission facilities and resale arrangements with other long distance providers.

    STAR installed its first international gateway switch in Los Angeles in June 1995 and initially recognized wholesale revenues through this switch in August 1995. A significant portion of STAR's revenues in 1994 and 1995 were generated by the commercial operations of CEO.

    REVENUES. Most of STAR's revenues are generated by the sale of international long distance services on a wholesale basis to other, primarily domestic, long distance providers. STAR records revenues from the sale of long distance services at the time of customer usage. STAR's agreements with its wholesale customers are short-term in duration and the rates charged to customers are subject to change from time to time, generally with five days notice to the customer.

    Historically, STAR has increased revenues from quarter to quarter, often times by a significant percentage. STAR's North American wholesale minutes of use have also greatly increased from quarter to quarter, generally by amounts that exceed the relative increases in revenues. For example, in the year ended December 31, 1998, North American wholesale revenues increased by 42.0% over revenues for 1997. Over the same period to period comparison, North American minutes of wholesale use increased by 60.3%. There are a variety of reasons for the growth in STAR's call volume, including growth of STAR's North American customer base, which increased by 43.8% from 1997 to 1998, increased usage by existing North American customers, and increased capacity over STAR's telecommunications network, with the addition of a number of switches and growth in available fiber optic lines.

    The growth in North American wholesale minutes has been accompanied by a corresponding decline in North American rates per minute. For example, for the year ended December 31, 1998, such rates declined by 12.9% from wholesale rates per minute in 1997. The decline in wholesale rates can be attributed to a number of factors, including a changing country mix that includes a growing number of minutes routed by STAR to lower rates per minute countries such as Mexico, Germany and the United Kingdom and, as the wholesale international long distance market continues to mature and evolve, a general downward trend in rates on competitive routes. STAR's pricing for wholesale minutes varies materially from customer to customer and is generally based on the time of day, the day of the week and the destination of the call. While STAR continues to route traffic to certain destinations at attractive rates, market conditions have forced STAR to reduce its overall wholesale rates per minute.

    Accordingly, STAR believes that the growth in its revenues has been fueled almost entirely by STAR's ability to increase the volume of North American wholesale minutes of use, for the reasons noted above. At the same time, the general erosion in the rates per minute for such wholesale traffic has partially offset the contribution to the increase of revenues made by such increased volume of minutes.

    STAR completed its acquisition of T-One in March 1998. Revenues from T-One's operations for the periods set forth below were not material to the overall result of operations of STAR during such periods.

    COSTS OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION). STAR has pursued a strategy of attracting customers and building calling volume and revenue by offering favorable rates compared to other long distance providers. STAR continues to lower its cost of services (exclusive of depreciation and amortization) by (i) expanding STAR's owned network facilities, (ii) continuing to utilize STAR's sophisticated information systems to route calls over the most cost-effective routes and (iii) leveraging STAR's traffic volumes and information systems to negotiate lower variable usage-based costs with domestic and foreign providers of transmission capacity.

    Costs of services (exclusive of depreciation and amortization) include those costs associated with the transmission and termination of international long distance services. Currently, a majority of transmission capacity used by STAR is obtained on a variable, per minute basis. As a result, some of STAR's current costs of services (exclusive of depreciation and amortization) are variable. STAR's contracts with its vendors provide that rates may fluctuate, with rate change notice periods varying from five days to one year, with certain of STAR's longer term arrangements requiring STAR to meet minimum usage commitments in order to avoid penalties. Such variability and the short-term nature of many of the contracts subject STAR to the possibility of unanticipated cost increases and the loss of cost-effective routing alternatives. Each quarter management reviews the cost of services (exclusive of depreciation and amortization) accrual and adjusts the balance for resolved items. Costs of services (exclusive of depreciation and amortization) also include fixed costs associated with the leasing of network facilities.

    STAR recently began to provide international long distance services to commercial customers in certain European countries, including Germany. STAR began providing long distance service to commercial markets in the U.S. with its acquisition of CEO in November 1997. STAR believes that traffic from commercial customers will be more profitable than wholesale traffic. STAR expects that an expansion into this market will increase the risk of bad debt exposure and lead to higher overhead costs.

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

    OTHER OPERATING EXPENSES. Selling, general and administrative expenses consist primarily of personnel costs, tradeshow and travel expenses, commissions and consulting fees, as well as bad debt expense. These expenses have been increasing over the past year, which is consistent with STAR's recent growth, accelerated expansion into Europe, and investment in systems and facilities. STAR expects this trend to continue, and to include, among other things, a significant increase in depreciation and amortization. Management believes that additional selling, general and administrative expenses will be necessary to support the expansion of STAR's network facilities, its sales and marketing efforts and STAR's expansion into commercial markets.

    FOREIGN EXCHANGE. STAR's revenues and cost of long distance services are sensitive to foreign currency fluctuations. STAR expects that an increasing portion of STAR's revenues and expenses will be denominated in currencies other than U.S. dollars, and changes in exchange rates may have a significant effect on STAR's results of operations. See "Quantitative and Qualitative Disclosures About Market Risk."

    FACTORS AFFECTING FUTURE OPERATING RESULTS. STAR's quarterly operating results are difficult to forecast with any degree of accuracy because a number of factors subject these results to significant fluctuations. As a result, STAR believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

    STAR's revenues, costs and expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors. STAR's revenues in any given period can vary due to factors such as call volume fluctuations, particularly in regions with relatively high per-minute rates; the addition or loss of major customers, whether through competition, merger, consolidation or otherwise; the loss of economically beneficial routing options for the termination of STAR's traffic; financial difficulties of major customers; pricing pressure resulting from increased competition; and technical difficulties with or failures of portions of STAR's network that impact STAR's ability to provide service to or bill its customers. STAR's operating expenses in any given period can vary due to factors such as fluctuations in rates charged by carriers to terminate STAR's traffic; increases in bad debt expense and reserves; the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities; changes in STAR's sales incentive plans; and costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel. In addition, STAR's operating results can vary due to factors such as changes in routing due to variations in the quality of vendor transmission capability; loss of favorable routing options; the amount of, and the accounting policy for, return traffic under operating agreements; actions by domestic or foreign regulatory entities; the level, timing and pace of STAR's expansion in international and commercial markets; and general domestic and international economic and political conditions. Further, a substantial portion of transmission capacity used by STAR is obtained on a variable, per minute and short-term basis, subjecting STAR to the possibility of unanticipated price increases and service cancellations. Since STAR does not generally have long term arrangements for the purchase or resale of long distance services, and since rates fluctuate significantly over short periods of time, STAR's operating results are subject to significant fluctuations over short periods of time. STAR's operating results also may be negatively impacted in the longer term by competitive pricing pressures.

RECENT ACQUISITIONS AND DEVELOPMENTS

    STAR has recently acquired the following companies and has taken the following actions:

    - T-ONE CORP. On March 10, 1998, STAR acquired T-One for 1,353,000 shares of Common Stock in a transaction accounted for as a pooling of interests. All financial data presented has been restated to include the results of operations, financial position and cash flows of T-One.

    - STOCK SPLIT. On March 31, 1998, STAR effected a 2.05-for-1 stock split with payment to the holders of the shares of Common Stock outstanding on February 20, 1998 of a stock dividend equal to 1.05 shares of Common Stock for each such outstanding share.

    - PUBLIC OFFERING. On May 4, 1998, STAR consummated a firmly underwritten public offering of 6,000,000 shares of Common Stock, of which 5,685,000 shares were sold by STAR and 315,000 shares were sold by a certain stockholder of STAR. On June 4, 1998, an additional 30,900 shares of Common Stock were sold by a certain stockholder of STAR to cover an over-allotment option for the offering.

    - PT-1 COMMUNICATIONS, INC. On August 20, 1998, the Company entered into the PT-1 Merger Agreement. Per the agreement, the Company issued 15,050,000 shares of Common Stock and $19,500,000 in short term promissory notes for all outstanding shares, options and warrants of PT-1, plus an additional 250,000 shares of Common Stock to certain independent distributors of PT-1. The PT-1 Merger was consummated on February 4, 1999 and will be accounted for as a purchase.

    - UNITED DIGITAL NETWORK, INC. On March 24, 1999, STAR completed the acquisition of UDN for approximately 1 million shares of Common Stock in a transaction to be accounted for as a pooling of interests.

RESULTS OF OPERATIONS

    The following table sets forth certain selected items in STAR's statements of operations as a percentage of total revenues for the periods indicated:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------
                                                                                  1996        1997       1998
                                                                               -----------  ---------  ---------
Revenues.....................................................................      100.0%       100.0%     100.0%
Operating Expenses:
  Cost of services...........................................................       87.0         87.0       84.7
  Selling, general and administrative expenses...............................       13.8          9.1        9.5
  Depreciation and amortization..............................................        0.6          1.1        2.2
                                                                                   -----    ---------  ---------
    Total operating expenses.................................................      101.4         97.2       96.4
Income (loss) from operations................................................       (1.4)         2.8        3.6
                                                                                   -----    ---------  ---------
Income (loss) before provision for income taxes..............................       (1.6)         2.1        3.9
Provision for income taxes...................................................        0.2          0.7        1.7
                                                                                   -----    ---------  ---------
Net income (loss)............................................................       (1.8)%        1.4%       2.3%
                                                                                   -----    ---------  ---------
                                                                                   -----    ---------  ---------
Pro forma net income (loss)..................................................       (2.2)%        1.4%
                                                                                   -----    ---------
                                                                                   -----    ---------

YEARS ENDED DECEMBER 31, 1998 AND 1997

    REVENUES: Total revenues increased 47.2% to $595.5 million in 1998 from $404.6 million in 1997 primarily as a result of the continued growth in North America wholesale operations, as described below.

    Revenues from North American wholesale customers increased 42.0% to $535.3 million in 1998 from $377.1 million in 1997. Minutes of use generated by North American wholesale customers increased 60.3% to 1.7 billion minutes of use in 1998, as compared to 1 billion minutes of use in 1997. The increase in revenues and minutes of use reflects the growth in the number of North American wholesale customers from 105 in 1997 to 151 at the end of 1998, as well as an increase in usage by existing customers, primarily resulting from the Company's expanding transmission capacity. The increase in revenues was partially offset by a decline in rates per minute, as average North American wholesale rate per minute of use declined from $0.36 cents per minute in 1997 to $0.31 cents per minute in 1998, reflecting continued lower prices on competitive routes. The decline in rates per minute is also attributable to the change in country mix to include a larger proportion of lower rate per minute countries such as Mexico, Germany and the United Kingdom. The period to period decline in rates per minute was not a significant factor in the relative increase in minutes of use.

    North American commercial revenues increased 13.1% to $31.1 million in 1998 from $27.5 million in 1997 reflecting the continued success of new international rate plans that target ethnic markets for Latin America and the Pacific Rim. The average North American commercial rate per minute of use increased from $0.26 cents per minute in 1997 to $0.34 cents per minute in 1998, reflecting the continued success at targeting markets with higher rates in the international market.

    In 1998 revenues generated from the European operations totaled $29.2 million. Management believes that the prospects for growth in Germany remain strong as Star Telecommunications Deutschland GmbH is fully utilizing its interconnect with Deutsche Telekom, AG as well as other European PTTs, to lower the Company's cost of services and to grow its European commercial customer base.

    COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION): Total cost of services (exclusive of depreciation and amortization) increased 43.3% to $504.3 million in 1998 from $351.8 million in 1997 and decreased as a percentage of total revenues for the same periods to 84.7% from 87.0%.

    Cost of services (exclusive of depreciation and amortization) from North American wholesale vendors increased 35.1% to $453.2 million in 1998 from $335.5 million in 1997 and decreased as a percentage of

North American wholesale revenues for the same periods to 84.7% from 89.0%. North American commercial cost of services (exclusive of depreciation and amortization) increased 11.0% to $18.1 million in 1998 from $16.3 million in 1997 and decreased as a percentage of North American commercial revenues for the same periods to 58.2% from 59.3%. The year ended 1998 also includes cost of services (exclusive of depreciation and amortization) of $33.0 million generated from the European operations. The growth in cost of services (exclusive of depreciation and amortization) reflects the increase in minutes of use as well as an increase in leased private line cost offset by an overall declining average cost per minute. The average cost per minute declined as a result of changes in country mix to include a larger proportion of lower cost per minute countries, competitive pricing pressures as well as an increasing proportion on traffic routed over the Company's proprietary network. The Company currently routes to 51 countries on its global network up from 24 countries in 1997. Management believes that countries will continue to be added to the Company's global network thereby contributing to an overall decline in cost per minute.

    SELLING, GENERAL AND ADMINISTRATIVE: In 1998, total selling, general and administrative expenses, exclusive of merger expenses, increased 53.8% to $56.1 million from $36.5 million in 1997 and increased as a percentage of revenues to 9.4% from 9.0% over the comparable periods, due primarily to an increased sales force, as described below. North American wholesale selling, general and administrative expenses increased 26.8% to $32.6 million in 1998 from $25.7 million in 1997 and decreased as a percentage of North American wholesale revenue to 6.1% from 6.8%, respectively.

    North American commercial selling, general and administrative expense increased 31.9% to $12.4 million in 1998 from $9.4 million in 1997 and increased as a percentage of North American commercial revenues to 39.9% during the period from 34.2% in 1997, reflecting the expansion of the telemarketing sales force to focus on new ethnic markets. The Company expects North American commercial selling, general and administrative costs to continue to increase as a percentage of revenues as additions to the sales force are hired to expand STAR's North American commercial customer base.

    Selling, general and administrative expenses related to the European operations amounted to $11.1 million in 1998 and $1.4 million in 1997 reflecting the start up of new business efforts in Europe. The Company expects overall selling, general and administrative expenses to continue to grow as a percentage of revenues as the Company adds personnel to staff its German operations and to initiate carrier operations in additional European countries.

    DEPRECIATION AND AMORTIZATION: In 1998, depreciation expense attributable to North American assets amounted to $9.1 million and European operations realized total depreciation of $4.0 million. In 1998, total depreciation increased as a percentage of revenues to 2.2% from 1.1% for 1997. Depreciation expense increased as a result of STAR's continuing expansion of its proprietary international network, which includes purchases of switches, submarine cable and leasehold improvements associated with switch sites. STAR expects depreciation expense to continue to increase as a percentage of revenues as it continues to expand its global telecommunications network. As of July 1, 1998, STAR revised the remaining lives of certain operating equipment from five to ten years. This charge reduced depreciation expenses and increased income before income taxes by approximately $2.0 million.

    INCOME FROM OPERATIONS: Income from operations increased 90.6% to $21.7 million during 1998 from $11.4 million in 1997. Operating margin increased to 3.6% from 2.8%, respectively. Operating margin is expected to expand as STAR continues to diversify its revenue base and as traffic is migrated from leased facilities onto STAR's owned network. Offsetting the declining cost of services on a per minute basis were the startup costs of launching operations in Europe and the expansion of the North American based commercial operations.

    OTHER INCOME (EXPENSE): Other income (expense), net, increased to $1.7 million in 1998 from a net expense of $2.7 million in 1997. Interest income grew to $4.8 million in 1998 from $492,000 in 1997 as a result of interest earned on investing proceeds from the Company's secondary equity offering in May 1998.

Interest expense increased to $2.8 million in 1998 from $1.7 in 1997 in response to the additional capital leases for the financing of new switches.

    PROVISION FOR INCOME TAXES: The provision for income taxes increased to $9.9 million in 1998 from $2.9 million in 1997 primarily due to the increase in profitability of STAR.

YEARS ENDED DECEMBER 31, 1997 AND 1996.

    REVENUES: Revenues increased 55.8% to $404.6 million in 1997 from $259.7 million in 1996. Wholesale revenues increased to $377.1 million from $229.8 million, with wholesale minutes of use increasing to 863.3 million minutes in 1997, as compared to 479.7 million minutes of use in the prior year. This increase reflects an increase in the number of wholesale customers from 84 in 1996 to 105 at the end of 1997, as well as an increase in usage by existing customers, primarily resulting from STAR's expanding transmission capacity and improving transmission quality. The average rate per minute of usage for wholesale customers declined from $0.43 cents per minute in 1996 to $0.40 cents per minute in 1997, reflecting the change in country mix to include a larger proportion of lower rate per minute countries as well as lower prices on competitive routes. The decline in rates per wholesale minute partially offset the increase in wholesale minutes of use. The period to period decline in rates per minute was not a significant factor in the relative increase in minute of use. Wholesale minutes or average rate per minute computations do not include the revenue or minutes of T-One in 1996 and 1997; in 1997 T-One wholesale minutes and average rate per minute were 170.9 million and $0.17, respectively.

    Commercial revenues decreased to $27.5 million in 1997 from $29.9 million in 1996 reflecting the termination of the CEO customer base in California due to the 1997 settlement entered into by CEO with each of the California PUC and the District Attorney of Monterey, California. In 1997, commercial revenues generated in the State of California was $10.4 million, as compared to California-generated commercial revenues of $14.5 million in 1996. See "Business of STAR--Governmental Regulation-- Actions Against CEO."

    COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION): Cost of services (exclusive of depreciation and amortization) increased 55.7% to $351.8 million in 1997 from $226.0 million in 1996. Wholesale cost of services (exclusive of depreciation and amortization) increased to $335.5 million in 1997 from $208.8 million for 1996 and as a percentage of wholesale revenues decreased to 89.0% from 90.9%, respectively. Wholesale cost of services (exclusive of depreciation and amortization) declined during 1997 as traffic was increasingly routed over STAR's proprietary international network. Commercial cost of services (exclusive of depreciation and amortization) decreased 5.2% to $16.3 million in 1997 from $17.2 million in 1996 and as a percentage of commercial revenue increased to 59.3% from 57.4% over such periods, reflecting declining prices in the competitive long distance market. As STAR migrates the CEO commercial customer base onto STAR's network, CEO's cost of commercial long distance services (exclusive of depreciation and amortization) is expected to decline.

    SELLING, GENERAL AND ADMINISTRATIVE: In 1997, selling, general and administrative expenses (exclusive of merger related costs of $286,000) increased 1.5% to $36.5 million, from $36.0 million in 1996. Wholesale selling, general and administrative expenses increased to $27.1 million in 1997 from $25.4 million in 1996, but decreased as a percentage of wholesale revenues to 7.2% from 11.1% over the comparable periods. Total expenses increased year to year in absolute dollars as STAR expanded its proprietary international network and employee base. Included in the 1996 selling, general and administrative expense was $11.6 million in reserves and write-offs against deposits and accounts receivable related to bad debts from two customers. Commercial selling, general and administrative expenses decreased to $9.4 million in 1997 from $10.2 million in 1996 and remained flat as a percentage of commercial revenues at approximately 34.1%. STAR expects selling, general and administrative expenses to expand in absolute dollars and as a percentage of revenues in fiscal year 1998, as STAR expands its network and employee base and in connection with STAR's entry into the commercial market.

    DEPRECIATION AND AMORTIZATION: Depreciation increased to $4.6 million for 1997 from $1.4 million for 1996, and increased as a percentage of revenues to 1.1% from 0.6% in the prior period. Depreciation increased as a result of STAR's continuing expansion of its proprietary international network which includes purchases of switches, submarine cable and leasehold improvements associated with switch sites. STAR expects depreciation expense to increase as STAR continues to expand its global telecommunications network.

    OTHER INCOME (EXPENSE): Other expense, net, increased to $2.7 million in 1997 from $560,000 in 1996. This increase is primarily due to interest expense of $1.7 million incurred under various capital leases and bank lines of credit and a legal settlement and associated expenses of $1.7 million. The legal settlement relates to the dispute settled by CEO with the California PUC and the District Attorney of Monterey County. See "Business--Governmental Regulation--Actions Against CEO." Interest income earned on short-term investments increased to $492,000 in 1997 from $110,000 in 1996 due to interest earned on the proceeds of STAR's June 1997 initial public offering.

    PROVISION FOR INCOME TAXES: The historical provision for income taxes increased to $2.9 million in 1997 from $577,000 in 1996 primarily due to the increase in profitability of STAR.

LIQUIDITY AND CAPITAL RESOURCES.

    As of December 31, 1998, STAR had cash and cash equivalents of approximately $46.7 million, short-term investments of $0.8 million (as a result of STAR's secondary stock offering), and a working capital surplus of $64.4 million.

    On May 4, 1998, STAR completed a secondary offering of 6,000,000 shares of Common Stock of which 5,685,000 shares were sold by STAR and 315,000 shares were sold by a selling stockholder. The net proceeds to STAR (after deducting underwriting discounts and offering expenses) from the sale of such shares of Common Stock were approximately $145.0 million.

    As of December 31, 1998, STAR had $19.3 million outstanding on its $25 million revolving line of credit, which bears interest at the bank's cost of funds plus 175.0 basis points and expires on July 1, 1999. Available borrowing under the line of credit is further reduced by outstanding letters of credit in the amount of $5.5 million.

    At December 31, 1998, STAR had capital lease obligations of $37.5 million, and $0.5 million in term loans, relating to its switching facilities and operating equipment.

    STAR used net cash from operating activities of $13.8 million for the twelve months ended December 31, 1998, primarily from net income exclusive of depreciation and amortization, as well as increases in accounts payable and accrued expenses offset by increases in accounts and other receivables. The increase in accounts and other receivables were due to general increases in volume and extended payment terms for certain customers. The Company's investing activities used cash of $100.7 million during the twelve months ended December 31, 1998, primarily from capital expenditures, offset by the sales of short-term investments. The Company's financing activities generated cash of approximately $159.0 million primarily from $144.7 million net proceeds raised in the secondary stock offering as well as stock options exercised and borrowings under lines of credit, offset by payments under capital lease obligations.

    On February 19, 1999, STAR announced that it had received a fully underwritten commitment for $275 million in senior secured credit facilities. The completion of the financing is subject to the execution of definitive loan documents and customary conditions for financings of this type.

    The Company also entered into a 20 year, $85 million agreement to purchase capacity on the Qwest nationwide Macro Capacity (SM) Fiber network. Remaining commitments under this agreement at March 31, 1999 equaled $85.0 million.

    STAR believes that the cash generated from operations, as well as funding under its bank line of credit and the senior secured credit facility, will satisfy STAR's current liquidity needs. Nevertheless, as STAR continues to expand its network facilities and pursues its strategy of growth through acquisitions, STAR's liquidity needs may increase, perhaps significantly, which could require STAR to seek such additional financing or the expansion of its borrowing capacity under current or new lines of credit.

    As appropriate, STAR will use capital lease financing or raise additional debt or equity capital to finance new projects or acquisitions. STAR had foreign currency contracts outstanding at December 31, 1997 and 1998 in the notional amount of $6.3 million and $35 million, respectively.

    While the termination of the CEO customer base in California resulted in a loss of commercial revenues from that state during 1998, management does not believe that the loss of such revenues will have a material impact on STAR's liquidity in the future.

YEAR 2000 COMPLIANCE.

    A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000.

    STAR has initiated a comprehensive program to identify, evaluate and address issues associated with the ability of its information technology and non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on STAR's operations as a result of the century change. Each of the information technology software programs that STAR currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to July 1999. STAR intends to conduct comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 readiness program. An integral part of STAR's non-information technology systems, its telecommunications switches, is not currently Year 2000 compliant. The respective vendors of STAR's twelve switches are in the process of upgrading the switches and have informed STAR that the switches will be compliant on or before July 1999. STAR does not believe that its other non-information technology systems will be affected by the Year 2000, but will not know definitively until STAR tests and evaluates such equipment during 1999.

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

    Historically, STAR has not incurred any costs to date to reprogram, replace and test its information and non-information technology systems for Year 2000 compliance. The costs associated with STAR's Year 2000 compliance efforts will be incurred during the remainder of 1998 and throughout 1999. STAR estimates the costs of such efforts will be between $70,000 and $150,000 over the life of the project; though such expenditures may increase materially following testing of non-information technology systems and the evaluation of the Year 2000 compliance status of integral third party vendors and customers. Costs incurred to date in connection with STAR's Year 2000 compliance efforts have been immaterial and will be expensed as incurred.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    FOREIGN CURRENCY RISK. As a global enterprise, the Company faces exposure to adverse movements in foreign currency exchange rates. The Company's foreign currency exposures may change over time as the level of activity in foreign markets grows and could have a material adverse impact upon the Company's financial results.

    Certain of the Company's assets, including certain bank accounts and accounts receivable, exist in nondollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The nondollar-denominated currencies are principally German Deutschmarks and British Pounds Sterling. Additionally, certain of the Company's current and long-term liabilities are denominated principally in German Deutschmarks and British Pounds Sterling currencies, which are also sensitive to foreign currency exchange rate fluctuations.

    The Company employs hedges in order to mitigate foreign currency exposures and intends to do so in the future, in the appropriate circumstances. The success of this activity depends upon the estimation of international cash flow and intercompany balances denominated in various currencies, primarily the German Deutschmark. To the extent that these forecasts are over- or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

    In December 1998, the Company entered into a currency rate swap agreement (the "Swap") with a bank in the amount of $35,000,000 denominated in German Deutschmarks. The Swap committed the Company to buy and sell currencies at the same rate of exchange and was established in order to eliminate the possibility of gains or losses due to currency fluctuations during its duration. The term of the Swap was for seven days over the fiscal year-end, culminating on January 4, 1999.

    INTEREST RATE RISK. As of December 31, 1998 the Company had borrowings under its line of credit facility amounting to $19.3 million. The interest rate on the line of credit is equal to the London Interbank Offered Rate (LIBOR) plus 1.75%. At any time, a sharp rise in interest rates could have a material adverse impact upon the Company's cost of working capital and the interest expense. The Company does not currently hedge this interest rate exposure.

    In addition, the Company had borrowings under long-term debt for capital equipment amounting to $471,000 at December 31, 1998. The interest rate on this long-term debt is equal to LIBOR plus 6.0%. At any time, a sharp rise in interest rates could have a material adverse impact upon the Company's cost of working capital and interest expense. The Company does not currently hedge this interest rate exposure.

    The following table presents the hypothetical impact on the Company's financial results for changes in interest rates for variable rate obligations held by the Company at December 31, 1998. The modeling technique used measures the change in the Company's results arising from selected potential changes in interest rates. Market rate changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS over a twelve month time horizon.

                        INTEREST RATE EXPOSURE ANALYSIS
  INCREASE OR (DECREASE) IN ANNUAL INTEREST EXPENSE DUE TO CHANGES IN INTEREST
                                     RATES
                             (DOLLARS IN THOUSANDS)

DESCRIPTION                                          50 BPS       100 BPS      150 BPS     (50) BPS     (100) BPS    (150) BPS
-------------------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
Line of Credit(1)................................   $      97    $     193    $     290    $     (97)   $    (193)   $    (290)
Long-Term Debt...................................   $       2    $       5    $       7    $      (2)   $      (5)   $      (7)

------------------------

(1) Actual rate reflects the bank's cost of funds plus 1.75%. Historically the banks' cost of funds approximates LIBOR.

ITEM 8. FINANCIAL STATEMENTS.

    See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The officers and directors of the Company and their ages as of March 26, 1999 are as follows:

NAME                               AGE                               POSITION
---------------------------------  ---   -----------------------------------------------------------------
Christopher E. Edgecomb(1).......  40    Chief Executive Officer, Chairman of the Board and Director

Mary A. Casey(1)(2)..............  36    President, Secretary and Director

David Vaun Crumly................  35    Executive Vice President--Sales and Marketing

James E. Kolsrud.................  54    Executive Vice President--Operations and Engineering

Kelly D. Enos....................  40    Chief Financial Officer, Treasurer and Assistant Secretary

Mark Gershien....................  47    Director

Gordon Hutchins, Jr.(3)..........  49    Director

John R. Snedegar(2)(3)...........  49    Director

Arunas A. Chesonis...............  36    Director

Samer Tawfik.....................  33    Director

------------------------

(1) Member of Non-Executive Stock Option Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

    CHRISTOPHER E. EDGECOMB co-founded the Company in September 1993, served as President of STAR until January 1996 and has served as STAR's Chief Executive Officer and Chairman of the Board since January 1996. Mr. Edgecomb has been a Director of STAR since its inception. Prior to that time, Mr. Edgecomb was a founder and the Executive Vice President of West Coast Telecommunications ("WCT"), a nation-wide long distance carrier, from August 1989 to December 1994. Prior to founding WCT, Mr. Edgecomb was President of Telco Planning, a telecommunications consulting firm, from January 1986 to July 1989. Prior to that time, Mr. Edgecomb held senior level sales and marketing positions with TMC Communications, American Network and Bay Area Teleport.

    MARY A. CASEY has been a Director and Secretary of STAR since co-founding STAR in September 1993, and has served as STAR's President since January 1996. Prior to that time, Ms. Casey was Director of Customer Service at WCT from December 1991 to June 1993, and served as Director of Operator Services at Call America, a long distance telecommunications company, from May 1988 to December 1991.

    DAVID VAUN CRUMLY has served as STAR's Executive Vice President--Sales and Marketing since January 1996. Prior to that time, Mr. Crumly served as a consultant to the Company from November 1995 to January 1996, was Vice President of Carrier Sales of Digital Network, Inc. from June 1995 to November 1995 and was Director of Carrier Sales of WCT from June 1992 to June 1995. Prior to joining WCT, Mr. Crumly served in various sales and marketing capacities with Metromedia, a long-distance company, from September 1990 to June 1992 and with Claydesta, a long-distance company, from May 1987 to September 1989.

    JAMES E. KOLSRUD has served as the Company's Executive Vice
President--Operations and Engineering since September 1996. Prior to joining STAR, Mr. Kolsrud was an international telecommunications consultant from March 1995 to September 1996. Prior to that time, he was a Vice President, Corporate

Engineering and Administration of IDB Communications Group, Inc. ("IDB"), an international communications company, from October 1989 to March 1995, and prior to that time, he was President of the International Division of IDB.

    KELLY D. ENOS has served as the Company's Chief Financial Officer since December 1996 and as Treasurer and Assistant Secretary since April 1997. Prior to that time, Ms. Enos was an independent consultant in the merchant banking field from February 1996 to November 1996 and a Vice President of Fortune Financial, a merchant banking firm, from April 1995 to January 1996. Ms. Enos served as a Vice President of Oppenheimer & Co., Inc., an investment bank, from July 1994 to March 1995 and a Vice President of Sutro & Co., an investment bank, from January 1991 to June 1994.

    MARK GERSHIEN has served as a Director of STAR since March 1998. Mr. Gershien has been the Senior Vice President of Sales and Marketing for Level 3 Communications, a telecommunications and information services company, since January 1998. Prior to that time, Mr. Gershien was the Senior Vice President of National Accounts for WorldCom, Inc., an international telecommunications company, and President and Chief Executive Officer of MFS Telecom, a division of MFS Communications, Inc. prior to its merger with WorldCom, Inc.

    GORDON HUTCHINS, JR. has served as a Director of STAR since January 1996. Mr. Hutchins has been President of GH Associates, a telecommunications consulting firm, since July 1989. Prior to founding GH Associates, Mr. Hutchins served as President and Chief Executive Officer of ICC Telecommunications, a competitive access provider, and held senior management positions with several other companies in the telecommunications industry.

    JOHN R. SNEDEGAR has served as a Director of the Company since January 1996. Mr. Snedegar has been the President of UDN since June 1990. From June 1980 to February 1992, Mr. Snedegar was the President and CEO of AmeriTel Management, Inc., a provider of long distance telecommunications and management services. Mr. Snedegar is also a director for StarBase Corporation, a software development company, Micro General Corporation, a full service communications service provider, TeleHub Communications Corporation, a long-distance technology company and Techwave Inc., an electronic commerce software company. Mr. Snedegar also serves as President of Kendall Venture Funding, Ltd., a reporting company in Alberta, Canada.

    ARUNAS A. CHESONIS has served as a Director of STAR since May 1998. Mr. Chesonis is presently the Chairman and Chief Executive Officer of PaeTec Communications, Inc., a local exchange carrier located in Fairfield, New York. From May 1987 to April 1998, Mr. Chesonis served in various executive positions with ACC Corp. and its subsidiaries, including most recently President of ACC Corp. and President and Chief Operating Officer of ACC Global Corp.

    SAMER TAWFIK has served as a Director of STAR since February 1999. Mr. Tawfik founded PT-1 in April 1995 and has served as Chief Executive Officer of PT-1 since that time. From 1984 to 1994, Mr. Tawfik was principal owner and manager of three amusement companies.

BOARD COMPOSITION

    In accordance with the terms of the Company's Certificate of Incorporation, the terms of office of the Board of Directors are divided into three classes:
Class I, whose term will expire at the annual meeting of stockholders to be held in 2001; Class II, whose term will expire at the annual meeting of stockholders to be held in 1999; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2000. The Class I directors are Gordon Hutchins, Jr. and John R. Snedegar, the Class II directors are Mark Gershien, Mary A. Casey and Samer Tawfik, and the Class III directors are Christopher E. Edgecomb and Arunas A. Chesonis. At each annual meeting of stockholders after the initial classification, the successors to directors whose term will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. This classification of the Board of Directors may have the effect of delaying or preventing changes in control or changes in management of STAR.

    Each officer is elected by and serves at the discretion of the Board of Directors of the Company. Each of STAR's officers and directors, other than nonemployee directors, devotes substantially full time to the affairs of the Company. STAR's nonemployee directors devote such time to the affairs of the Company as is necessary to discharge their duties. There are no family relationships among any of the directors and officers of STAR.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act ("Section 16") requires the Company's executive officers, directors and beneficial owners of more than 10% of the Company's Common Stock (collectively, "Insiders") to file reports of ownership and changes in ownership of Common Stock of the Company with the Securities and Exchange Commission and to furnish the Company with copies of all Section 16 forms they file. The Company became subject to Section 16 in conjunction with the registration of its Common Stock under the Exchange Act effective June 12, 1997. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no reports on Form 5 were required for those persons, the Company believes that its Insiders complied with all applicable Section 16 filing requirements during 1998.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following Summary Compensation Table sets forth the compensation earned by STAR's Chief Executive Officer and four other executive officers who earned (or would have earned) salary and bonus in excess of $100,000 for services rendered in all capacities to STAR and its subsidiaries (the "STAR Named Officers") for each of the fiscal years in the three-year period ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                                                    COMPENSATION
                                                                    ------------
                                                                     SECURITIES
                                   FISCAL                            UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR  SALARY ($)     BONUS ($)    OPTIONS(#)      COMPENSATION($)
---------------------------------  ----  ----------     ---------   ------------   -------------------
Christopher E. Edgecomb .........  1998     360,000           --          --                  --
  Chief Executive Officer and      1997     360,000           --          --               3,202(1)
  Chairman of the Board            1996     360,000           --          --               9,223(1)

                                   1998     240,000           --          --              10,413(2)
                                   1997     217,500           --          --              13,615(2)
                                   1996     156,042           --          --              15,028(3)
Mary A. Casey ...................
  President and Secretary

David Vaun Crumly ...............  1998     351,005           --       4,200               7,000(2)
  Executive Vice President--Sales  1997     380,779          253          --               6,202(3)
  and Marketing                    1996     298,002        1,014     410,000               3,202(3)

James E. Kolsrud ................  1998     200,833          354       4,200               9,600(2)
  Executive Vice President--       1997     177,083        1,014          --               5,528(5)
  Operations and Engineering       1996      25,000           --     205,000                  --

                                   1998     160,833          259       4,200                  --
                                   1997     150,000        1,014      20,500              25,924(7)
                                   1996      12,500           --     153,750                  --
Kelly D. Enos(6) ................
  Chief Financial Officer and
  Treasurer

------------------------

(1) Consists of life and health insurance premiums paid by STAR.

(2) Consists of a car allowance paid by STAR.

(3) Consists of life and health insurance premiums and a car allowance paid by STAR.

(4) Includes $231,005 of sales commissions.

(5) Consists of health insurance premiums paid by STAR.

(6) Ms. Enos joined STAR in December 1996.

(7) Consists of a moving allowance of $22,721 and life and health insurance premiums paid by STAR.

    The following table contains information concerning the stock option grants made to each of the Company's Named Officers named below during the year ended December 31, 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL
                                                                                       REALIZABLE
                                                                                        VALUE OF
                                                                                     ASSUMED ANNUAL
                                           PERCENT OF                                     RATES
                                              TOTAL                                  OF STOCK PRICE
                              NUMBER OF      OPTIONS                                  APPRECIATION
                             SECURITIES    GRANTED TO      EXERCISE                    FOR OPTION
                             UNDERLYING     EMPLOYEES     PRICE PER                      TERM(1)
                               OPTIONS      IN FISCAL       SHARE       EXPIRATION   ---------------
NAME                         GRANTED (#)      YEAR          ($/SH)         DATE      5% ($)  10% ($)
---------------------------  -----------   -----------   ------------   ----------   ------  -------

David Vaun Crumly..........     4,100(2)        0.4%        $16.31       2/1/08      $42,054 $106,575

                                  100(4)       0.01%        $27.00       5/1/08      $1,698  $ 4,303

James E. Kolsrud...........     4,100(2)        0.4%        $16.31       2/1/08      $42,054 $106,575

                                  100(4)       0.01%        $27.00       5/1/08      $1,698  $ 4,303

Kelly D. Enos..............     4,100(3)        0.4%        $16.31      2/18/08      $42,054 $106,575

                                  100(4)       0.01%        $27.00       5/1/08      $1,698  $ 4,303

------------------------

(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Company's Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officer.

(2) The option becomes exercisable in four equal annual installments on February 1, 1999, 2000, 2001 and 2002, respectively.

(3) The option becomes exercisable in four equal annual installments on February 18, 1999, 2000, 2001 and 2002.

(4) The option becomes exercisable in four equal annual installments on May 1, 1999, 2000, 2001 and 2002.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF
                                                             UNEXERCISED      VALUE OF UNEXERCISED
                                SHARES                        OPTIONS AT      IN-THE-MONEY OPTIONS
                             ACQUIRED ON     (#) VALUE        FY-END (#)         AT FY-END ($)
NAME                           EXERCISE     REALIZED ($)   EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
---------------------------  ------------   ------------   ----------------   --------------------

David Vaun Crumly..........  136,666        3,580$,239.64   17,084/14,450     $183,268.61/$109,956.89

James E. Kolsrud...........   51,250          717$,500.00   51,250/106,700    $419,609.38/$839,218.75

Kelly D. Enos..............       --                  --    82,001/96,449     $656,879.44/$711,777.44

    No stock appreciation rights were exercised during 1998 nor were any outstanding at the end of that year.

DIRECTOR COMPENSATION

    STAR's non-employee directors receive $2,000 for each Board meeting attended and $1,000 for each telephonic Board meeting. In addition, each non-employee director is reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees. In 1998, Messrs. Hutchins, Snedegar and Gershien were each granted stock options to purchase 20,250 shares of Common Stock, and Mr. Chesonis was granted stock options to purchase 20,000 shares of Common Stock. See "Certain Relationships and Related Transactions--Transactions with Outside Directors."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors (the "Compensation Committee") was formed in May 1996, and, in 1998, the members of the Compensation Committee were Gordon Hutchins, Jr. and John R. Snedegar. Neither of these individuals was at any time during the year ended December 31, 1998, or at any other time, an officer or employee of STAR. The Non-Executive Compensation Committee of the Board of Directors (the "Non-Executive Compensation Committee") was formed in 1997, and the members are Christopher E. Edgecomb and Mary A. Casey. No member of the Compensation Committee or the Non-Executive Compensation Committee served at any time during the year ended December 31, 1998 as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors, Compensation Committee or Non-Executive Compensation Committee. The Compensation Committee and the Non-Executive Compensation Committee shall collectively be referred to hereafter as the "Compensation Committees." See "Certain Relationships and Related Transactions" for information regarding the interests of Messrs. Snedegar and Hutchins in certain transactions and arrangements involving the Company.

1997 OMNIBUS STOCK INCENTIVE PLAN

    The Company's 1997 Omnibus Stock Incentive Plan (as amended, the "Omnibus Plan") was adopted by the Board of Directors on January 30, 1997 as the successor to STAR's 1996 Supplemental Option Plan (the "Supplemental Plan"). STAR has issued and reserved for issuance an aggregate of 4,075,000 shares under the Omnibus Plan, comprised of (i) the 2,050,000 shares that were available for issuance under the Supplemental Plan, plus (ii) an increase of 2,025,000 shares. As of December 31, 1998, 221,414 shares had been issued under the Supplemental and Omnibus Plans, options for approximately 2,348,157 shares were outstanding (696,274 of which were granted under the Supplemental Plan) and approximately 1,505,429 shares remained available for future grant. Shares of Common Stock subject to outstanding options, including options granted under the Supplemental Plan, which expire or terminate prior to exercise, will be available for future issuance under the Omnibus Plan. In addition, if stock appreciation rights ("SARs") and stock units are settled under the Omnibus Plan, then only the number of shares actually issued in settlement will reduce the number of shares available for future issuance under this plan.

    Under the Omnibus Plan, employees, outside directors and consultants may be awarded options to purchase shares of STAR Common Stock, SARs, restricted shares and stock units. Options may be incentive stock options designed to satisfy
Section 422 of the Internal Revenue Code or nonstatutory stock options not designed to meet such requirements. SARs may be awarded in combination with options, restricted shares or stock units, and such an award may provide that the SARs will not be exercisable unless the related options, restricted shares or stock units are forfeited.

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

    The exercise price for options granted under the Omnibus Plan may be paid in cash or in outstanding shares of Common Stock. Options may also be exercised on a cashless basis, by a pledge of shares to a broker or by promissory note. The payment for the award of newly issued restricted shares will be made in cash. If an award of SARs, stock units or restricted shares from STAR's treasury is granted, no cash consideration is required.

    The Administrator has the authority to modify, extend or assume outstanding options and SARs or may accept the cancellation of outstanding options and SARs in return for the grant of new options or SARs for the same or a different number of shares and at the same or a different exercise price.

    The Board may determine that an outside director may elect to receive his or her annual retainer payments and meeting fees from STAR in the form of cash, options, restricted shares, stock units or a combination thereof. The Board will decide how to determine the number and terms of the options, restricted shares or stock units to be granted to outside directors in lieu of annual retainers and meeting fees.

    Upon a change in control, the Administrator may determine that an option or SAR will become fully exercisable as to all shares subject to such option or SAR. A change in control includes a merger or consolidation of STAR, certain changes in the composition of the Board and acquisition of 50% or more of the combined voting power of STAR's outstanding stock. In the event of a merger or other reorganization, outstanding options, SARs, restricted shares and stock units will be subject to the agreement of merger or reorganization, which may provide for the assumption of outstanding awards by the surviving corporation or its parent, their continuation by STAR (if STAR is the surviving corporation), accelerated vesting and accelerated expiration, or settlement in cash.

    The Board may amend or terminate the Omnibus Plan at any time. Amendments may be subject to stockholder approval to the extent required by applicable laws. In any event, the Omnibus Plan will terminate on January 22, 2007, unless sooner terminated by the Board.

1996 OUTSIDE DIRECTOR NONSTATUTORY STOCK OPTION PLAN

    The Company's 1996 Outside Director Nonstatutory Stock Option Plan (the "Director Plan") was ratified and approved by the Board of Directors as of May 14, 1996. STAR has issued and reserved for issuance an aggregate of 410,000 shares of Common Stock under the Director Plan. As of December 31, 1998, 82,000 shares had been issued under the Director Plan, options for 71,500 shares were outstanding and 256,500 shares remained available for future grant. If an outstanding option expires or terminates unexercised, then the shares subject to such option will again be available for issuance under the Director Plan.

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

    Upon a change in control, the Board may accelerate the exercisability of outstanding options and provide an exercise period during which such accelerated options may be exercised. The Board also has the discretion to terminate any outstanding options that had been accelerated and had not been exercised during such exercise period. In the event of a merger of STAR into another corporation in which holders of Common Stock receive cash for their shares, the Board may settle the option with a cash payment equal to the difference between the exercise price and the amount paid to holders of Common Stock pursuant to the merger.

    The Board may amend or terminate the Director Plan at any time. In any event, the Director Plan will terminate on May 14, 2006, unless sooner terminated by the Board.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

    The Company has an employment agreement with Mary A. Casey, pursuant to which Ms. Casey holds the position of President, is paid an annual salary of $20,000 per month, subject to adjustment to reflect increases in the Consumer Price Index, was entitled to purchase 1,677,273 shares of Common Stock, and is eligible to receive a bonus, as determined by the Chief Executive Officer and the Board of Directors. The agreement also provides that Ms. Casey will receive a severance payment equal to $7,000 per month for the first six months after termination of employment, and an additional payment of $7,000 per month for the next six months, minus any amounts earned by her from other employment during such period. In addition, the agreement provides that if Ms. Casey's employment is terminated (other than for cause) within four months after a Sale Transaction (as defined below), she will continue to receive the compensation provided in the agreement until the expiration of the agreement on December 31, 2000, instead of the severance payments described above. A Sale Transaction is an acquisition of more than 75% of the voting securities of STAR, pursuant to a tender offer or exchange offer approved in advance by the Board of Directors.

    In January 1996, STAR entered into an employment agreement with David Vaun Crumly pursuant to which Mr. Crumly became Executive Vice President. The agreement provides for an annual salary of $10,000 per month with an annual increase, plus incentive bonuses tied to gross revenues of STAR. The agreement also provides for a commission on certain of the Company's accounts and an option to purchase 369,000 shares of Common Stock at an exercise price of $0.73 per share. In addition, in the event of a Sale Transaction, Mr. Crumly will receive a bonus payment equal to the lesser of $1,500,000 or a percentage of the monthly gross sales of accounts relating to customers introduced to the Company by Mr. Crumly. If his employment is terminated in certain circumstances, without cause, within four months after a Sale Transaction, Mr. Crumly is entitled to receive the compensation provided in this agreement, minus any compensation earned by other employment, until the expiration of the agreement on December 31, 2000.

    In December 1996, STAR entered into an employment agreement with Kelly D. Enos, pursuant to which Ms. Enos became Chief Financial Officer. The agreement provides for an annual salary of $150,000

(which has been increased to $160,000) and an option to purchase 153,750 shares of Common Stock at an exercise price of $4.00 per share. The agreement also provides that Ms. Enos will receive a severance payment equal to the compensation which she would have received under the remaining term of the agreement if she terminates the agreement as a result of STAR's default of its material obligations and duties under the agreement or if she is terminated by STAR without cause within four months after a Sale Transaction.

    In September 1996, STAR entered into an employment agreement with James E. Kolsrud, pursuant to which Mr. Kolsrud became Executive Vice President--Operations and Engineering. The agreement provides for a monthly salary of $16,667, an option to purchase 205,000 shares of Common Stock pursuant to the 1996 Supplemental Stock Option Plan at a price of $4.00 per share, reimbursement of reasonable out-of-pocket expenses incurred in connection with Company business, and fringe benefits accorded to executives of STAR as determined by the Board of Directors. In the event of termination pursuant to the agreement, Mr. Kolsrud shall be entitled to receive compensation accrued and payable to him as of the date of his termination or death, and all other amounts payable to him under the agreement shall thereupon cease. If his employment is terminated in certain circumstances within four months after a Sale Transaction, then Mr. Kolsrud shall continue to receive the compensation provided in the agreement until the expiration of the agreement on December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of March 17, 1999 by (i) each person who is known by STAR to own beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors,
(iii) each of the Named Officers, and (iv) all current officers and directors as a group.

                                                                          SHARES BENEFICIALLY
                                                                               OWNED(1)
                                                                      ---------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                                     NUMBER      PERCENT(2)
--------------------------------------------------------------------  ------------  -------------
West Highland Capital(3)............................................     7,737,660         13.5%
Gordon Hutchins, Jr.(4).............................................       188,600            *
John R. Snedegar(4).................................................        10,250            *
Mark Gershien(4)....................................................        10,250            *
Arunas A. Chesonis..................................................            --           --
Christopher E. Edgecomb(5)..........................................    12,676,907         22.1%
Mary A. Casey.......................................................     1,596,613          2.8%
David Vaun Crumly(6)................................................       891,416          1.6%
James E. Kolsrud(7).................................................       174,022            *
Kelly D. Enos(8)....................................................       214,337            *
Samer Tawfik........................................................     9,138,711         15.9%
All directors and executive officers as a group (10 persons)(9).....    24,901,106         43.4%

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

 (2) Percentage of beneficial ownership is based on 57,369,000 shares of Common Stock outstanding as of March 17, 1999. The number of shares of Common Stock beneficially owned includes the shares issuable pursuant to stock options and warrants that are exercisable within sixty days of March 17, 1999.

 (3) Represents 2,079,500 shares of Common Stock held by West Highland Capital, Inc., 1,789,330 shares of Common Stock held by Estero Partners, LLC, 2,079,500 shares of Common Stock held by Lang H. Gerhard, 1,539,790 shares of Common Stock held by West Highland Partners, L.P., and 249,540 shares of Common Stock held by Buttonwood Partners, L.P., as reported by West Highland Capital, Inc. in its Schedule 13G filed with the Securities and Exchange Commission on February 11, 1999.

 (4) Consists entirely of shares of Common Stock issuable upon the exercise of stock options exercisable within sixty days of March 17, 1999.

 (5) Mr. Edgecomb disclaims beneficial ownership with respect to 4,100 shares of Common Stock.

 (6) Consists of 737,666 shares of Common Stock, and 153,750 shares of Common Stock issuable upon the exercise of stock options exercisable within sixty days of March 17, 1999.

 (7) Consists of 101,250 shares of Common Stock, 20,497 shares of Common Stock held in joint tenancy and 52,275 shares of Common Stock issuable upon the exercise of stock options exercisable within sixty days of March 17, 1999.

 (8) Consists of 96,720 shares of Common Stock and 117,617 shares of Common Stock issuable upon the exercise of stock options exercisable within sixty days of March 17, 1999.

 (9) Consists of 532,742 shares of Common Stock issuable upon the exercise of stock options exercisable within sixty days of March 17, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH OUTSIDE DIRECTORS

    Prior to its acquisition of UDN STAR provided services to Digital Network, Inc. ("DNI"), a wholly owned subsidiary of UDN. John R. Snedegar, a Director, was a director and President of UDN. For the year ended December 31, 1998, services provided by STAR to DNI equaled approximately $5.5 million.

    On November 19, 1997, STAR entered into an agreement to acquire UDN. At that time, Messrs. Snedegar and Edgecomb beneficially owned 11.2% and 2%, respectively, of the outstanding common stock of UDN. In connection with its acquisition of UDN, STAR loaned $4.5 million to UDN at market rates of interest.

    GH Associates, an affiliate of Gordon Hutchins, Jr., a Director, provides consulting services to STAR. For the year ended December 31, 1998, STAR paid approximately $71,000 to GH Associates for general business consulting services relating to the telecommunications industry and for the performance of other tasks requested by the Company's Chief Executive Officer, President and Board of Directors.

    During 1998, STAR invested $5.1 million in the common stock of PaeTec Communications, Inc. ("PaeTec"), a competitive local exchange carrier, STAR's investment represents approximately 19% of PaeTec's outstanding equity outstanding at December 31, 1998. Arunas Chesonis, a Director, is a majority shareholder and the Chief Executive Officer of PaeTec.

    During 1998, STAR's non-employee Directors were granted nonstatutory stock options under the Director Plan. See "Management--Director Compensation."

TRANSACTIONS WITH EXECUTIVE OFFICERS

    Each of Kelly D. Enos, David Vaun Crumly and James E. Kolsrud received incentive stock options to purchase 4,100 shares of Common Stock at an exercise price of $16.31 in February 1998, and incentive stock options to purchase 100 shares of Common Stock at an exercise price of $27.00 in May 1998.

    Mr. Kolsrud has a 21.6% interest in Interpacket Group, Inc. ("Interpacket") which has direct termination arrangements with STAR for certain countries in Central and South America. During 1998, STAR purchased satellite transmission equipment and services from Interpacket during 1998 for approximately $10.0 million.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

    STAR's Amended and Restated Certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

    STAR's Bylaws provide that STAR shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. STAR's has also entered into or will enter into indemnification agreements with its officers and directors containing provisions that may require STAR, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance if available on reasonable terms.

    STAR believes that all of the transactions set forth above were made on terms no less favorable to STAR than could have been obtained from unaffiliated third parties. All future transactions, including loans between STAR and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will continue to be on terms no less favorable to STAR than could be obtained from unaffiliated third parties.

                                   SIGNATURE

    Pursuant to the requirements of the Section 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Barbara, California on March 29, 1999.

                                By:              /s/ KELLY D. ENOS
                                     -----------------------------------------
                                                   Kelly D. Enos
                                              CHIEF FINANCIAL OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher E. Edgecomb, Mary A. Casey and Kelly
D. Enos, and each of them, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in and any all capacities, to sign any and all amendments to this Report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

 /s/ CHRISTOPHER E. EDGECOMB    Chief Executive Officer
------------------------------    and Director (Principal     March 26, 1999
   Christopher E. Edgecomb        Executive Officer)

      /s/ MARY A. CASEY
------------------------------  President and Director        March 29, 1999
        Mary A. Casey

                                Chief Financial Officer
      /s/ KELLY D. ENOS           (Principal Financial
------------------------------    Officer and Accounting      March 29, 1999
        Kelly D. Enos             Officer)

   /s/ GORDON HUTCHINS, JR.
------------------------------  Director                      March 29, 1999
     Gordon Hutchins, Jr.

     /s/ JOHN R. SNEDEGAR
------------------------------  Director                      March 29, 1999
       John R. Snedegar

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ MARK GERSHIEN
------------------------------  Director                      March 26, 1999
        Mark Gershien

     /s/ ARUNAS CHESONIS
------------------------------  Director                      March 29, 1999
       Arunas Chesonis

       /s/ SAMER TAWFIK
------------------------------  Director                      March 29, 1999
         Samer Tawfik

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)        Documents filed as part of this Report:

           (1)        Index to Financial Statements:

                      Report of Independent Public Accountants.................................        F-1

                      Consolidated Balance Sheets as of December 31, 1997 and 1998.............        F-2

                      Consolidated Statements of Operations for the years ended December 31,
                        1996, 1997 and 1998....................................................        F-3

                      Consolidated Statements of Stockholders' Equity for the years ended
                        December 31, 1996, 1997 and 1998.......................................        F-4

                      Consolidated Statements of Cash Flows for the years ended December 31,
                        1996, 1997 and 1998....................................................        F-5

                      Notes to Consolidated Financial Statements...............................        F-7

           (2)        Index to Financial Statement Schedules:

                      Report of Independent Public Accountants on Supplemental Schedules.......        S-1

                      Schedule II--Valuation and Qualifying Accounts...........................        S-2

           (3)        Exhibits:

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
    2.1*     Amended and Restated Stock Acquisition Agreement and Plan of Merger dated as of November 30, 1997 by and among the Registrant, Big Dave's Acquisition Corp., LCCR, Inc., and the shareholders listed on the signature page thereto.

    2.2++    Agreement and Plan of Merger dated as of November 19, 1997 by and among the Registrant, IIWII Corp.
               and United Digital Network, Inc.

    2.3**    Stock Purchase Agreement dated as of January 26, 1998 by and among the Registrant, T-One Corp. and
               Taha Mikati, as amended.

    2.4-     Amended and Restated Agreement and Plan of Merger dated as of August 20, 1998 by and among the
               Registrant, Sierra Acquisition Co., Inc., PT-1 Communications, Inc. and the Stockholders listed on the signature page thereto, (the "PT-1 Merger Agreement").

    2.5++    First Amendment to the PT-1 Merger Agreement dated September 1, 1998.

    2.6++    Second Amendment to the PT-1 Merger Agreement dated December 29, 1998.

    3.1**    Amended and Restated Certificate of Incorporation of the Registrant.

    3.2**    Bylaws of the Registrant.

    4.1+     Specimen Common Stock certificate.

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

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
    4.5*     Registration Rights Agreement dated as of November 30, 1997 by and among the Company and the shareholders listed on the signature page thereto.

    4.6**    Registration Rights Agreement dated as of March 10, 1998 between the Registrant and Taha Mikati.

   10.l+     Form of Indemnification Agreement.

   10.2+     1996 Amended and Restated Stock Incentive Plan.

   10.3+     1996 Outside Director Nonstatutory Stock Option Plan.

   10.4+     1997 Omnibus Stock Incentive Plan.

   10.5+     Employment Agreement between the Registrant and Mary Casey dated July 14, 1995, as amended.

   10.6+     Employment Agreement between the Registrant and Kelly Enos dated December 2, 1996.

   10.7+     Employment Agreement between the Registrant and David Vaun Crumly dated January 1, 1996.

   10.8+     Intentionally omitted.

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

   10.16+    Sublease between the Registrant and Borton, Petrini & Conron dated March 20, 1994, as amended.

   10.17+    Office Lease between the Registrant and One Wilshire Arcade Imperial, Ltd. dated June 28, 1996.

   10.18+    Lease Agreement between the Registrant and Telecommunications Finance Group dated April 6, 1995.

   10.19+    Lease Agreement between the Registrant and Telecommunications Finance Group dated January 3, 1996, as amended.

   10.20+    Master Lease Agreement between the Registrant and NTFC Capital Corporation dated December 20, 1996.

   10.21+    Variable Rate Installment Note between the Registrant and Metrobank dated October 4, 1996.

   10.22+    Assignment of Purchase Order and Security Interest between the Registrant and DSC Finance Corporation dated January 1, 1996.

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
   10.23+    Line of Credit Promissory Note between the Registrant and Christopher E. Edgecomb dated November 7,
               1996, as amended.

   10.24+    Office Lease Agreement between the Registrant and Beverly Hills Center LLC effective as of April 1,
               1997.

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

   10.41**   Commercial Lease dated October 31, 1997 between the Registrant and Prinzenpark GbR.

   10.42**   Commercial Lease dated October 9, 1997 between the Registrant and WSL Weststadt Liegenschafts GmbH.

   10.43**   Office Lease between the Registrant and Airport-Center KGHP Gewerbeban GmbH & Cie.

   10.44**   Lease dated November 19, 1997 between the Registrant and DIFA Deutsche Immobilien Fonds
               Aktiengesellschaft.

   10.45-    Second Restatement of Employment Agreement between the Company and James Kolsrud dated as of July 9,
               1998.

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
   10.46-    First Amendment to 1997 Omnibus Stock Incentive Plan.

   21.1      Subsidiaries of the Registrant.

   23.1      Consent of Arthur Andersen LLP, Independent Public Accountants.

   24.1      Power of Attorney (included on page 50).

   27.1      Financial Data Schedule.

------------------------

  + Filed as an exhibit to the Company's Registration Statement on Form S-1
    (Registration No. 333-21325) on February 7, 1997 and incorporated by reference herein.

 ++ Filed as an exhibit to the Company's Registration Statement on Form S-4
    (Registration No. 333-53335) and incorporated by reference herein.

  * Filed on December 15, 1997 as an exhibit to the Company's Current Report on Form 8-K (File No. 000-22581) and incorporated by reference herein.

 ** Filed as an exhibit to the Company's Registration Statement on Form S-1
    (Registration No. 333-48559) on March 24, 1998 and incoroporated by reference herein.

 ***Filed as an exhibit to the Company's Annual Report on Form 10-K (File No.
    000-22581) on March 31, 1998 and incorporated by reference herein.

  - Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-22581) on November 11, 1998 and incorporated by reference herein.

           (4)        Reports on Form 8-K.

                      (a)        Current Report on Form 8-K dated March 25, 1998 related to the acquisition of T-One Corp.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of STAR Telecommunications, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of STAR TELECOMMUNICATIONS, INC. (a Delaware corporation) and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STAR Telecommunications, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 25, 1999

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1997       1998
                                                                                               ---------  ---------
CURRENT ASSETS:
  Cash and cash equivalents..................................................................  $   1,903  $  46,662
  Short-term investments.....................................................................     18,631        835
  Accounts receivable, net of allowance of $7,234 and $11,220 at December 31, 1997 and 1998,
    respectively.............................................................................     46,634     96,610
  Receivables from related parties, net......................................................         41      6,845
  Other receivables..........................................................................      2,198     22,626
  Prepaid expenses...........................................................................      4,799     14,144
  Deferred income taxes......................................................................      4,485      6,269
                                                                                               ---------  ---------
      Total current assets...................................................................     78,691    193,991
                                                                                               ---------  ---------
PROPERTY AND EQUIPMENT:
  Operating equipment........................................................................     31,340    156,848
  Leasehold improvements.....................................................................      6,477     14,796
  Furniture, fixtures and equipment..........................................................      4,711     17,733
                                                                                               ---------  ---------
                                                                                                  42,528    189,377
  Less--Accumulated depreciation and amortization............................................     (6,569)   (19,681)
                                                                                               ---------  ---------
                                                                                                  35,959    169,696
                                                                                               ---------  ---------
OTHER ASSETS:
  Investments................................................................................         27      5,110
  Deposits...................................................................................      6,055      2,208
  Other......................................................................................        370      1,129
                                                                                               ---------  ---------
                                                                                                   6,452      8,447
                                                                                               ---------  ---------
      Total assets...........................................................................  $ 121,102  $ 372,134
                                                                                               ---------  ---------
                                                                                               ---------  ---------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit..................................................................  $      --  $  19,330
  Revolving lines of credit with stockholder.................................................        138         --
  Current portion of long-term debt..........................................................        764        471
  Current portion of capital lease obligations...............................................      2,495      8,188
  Accounts payable...........................................................................     14,009     33,942
  Taxes payable..............................................................................      2,156      1,640
  Related party payable......................................................................         --      1,267
  Accrued network costs......................................................................     39,565     51,262
  Accrued expenses...........................................................................      5,018     13,514
                                                                                               ---------  ---------
      Total current liabilities..............................................................     64,145    129,614
                                                                                               ---------  ---------
LONG-TERM LIABILITIES:
  Long-term debt, net of current portion.....................................................        968         --
  Capital lease obligations, net of current portion..........................................     11,139     29,267
  Deferred income taxes......................................................................        786      2,991
  Other long-term liabilities................................................................        863        650
                                                                                               ---------  ---------
      Total long-term liabilities............................................................     13,756     32,908
                                                                                               ---------  ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Series A Preferred Stock, $.001 par value, authorized--5,000 shares; issued and
    outstanding--none........................................................................         --         --
  Common stock, $.001 par value, authorized--100,000 shares; issued and outstanding--35,031
    and 42,239 at December 31, 1997 and 1998, respectively...................................         35         42
  Additional paid-in capital.................................................................     41,662    194,389
  Deferred compensation......................................................................        (30)        --
  Accumulated other comprehensive income.....................................................         --        188
  Retained earnings..........................................................................      1,534     14,993
                                                                                               ---------  ---------
    Stockholders' equity.....................................................................     43,201    209,612
                                                                                               ---------  ---------
      Total liabilities and stockholders' equity.............................................  $ 121,102  $ 372,134
                                                                                               ---------  ---------
                                                                                               ---------  ---------

   The accompanying notes are an integral part of these consolidated balance sheets.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1997        1998
                                                                               ----------  ----------  ----------
REVENUES.....................................................................  $  259,697  $  404,605  $  595,540
OPERATING EXPENSES:
  Cost of services...........................................................     225,957     351,821     504,281
  Selling, general and administrative expenses...............................      35,956      36,496      56,121
  Depreciation and amortization..............................................       1,442       4,637      13,112
  Merger expense.............................................................          --         286         361
                                                                               ----------  ----------  ----------
                                                                                  263,355     393,240     573,875
                                                                               ----------  ----------  ----------
    Income (loss) from operations............................................      (3,658)     11,365      21,665
                                                                               ----------  ----------  ----------
OTHER INCOME (EXPENSES):
  Interest income............................................................         110         492       4,849
  Interest expense...........................................................        (609)     (1,738)     (2,828)
  Legal settlement and expenses..............................................        (100)     (1,653)         --
  Other income (expense).....................................................          39         208        (304)
                                                                               ----------  ----------  ----------
                                                                                     (560)     (2,691)      1,717
                                                                               ----------  ----------  ----------
    Income (loss) before provision for income taxes..........................      (4,218)      8,674      23,382
PROVISION FOR INCOME TAXES...................................................         577       2,905       9,923
                                                                               ----------  ----------  ----------
NET INCOME (LOSS)............................................................  $   (4,795) $    5,769  $   13,459
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
    Income (loss) before provision for income taxes..........................  $   (4,218) $    8,674
PRO FORMA INCOME TAXES (UNAUDITED)...........................................       1,520       3,100
                                                                               ----------  ----------
PRO FORMA NET INCOME (LOSS) (UNAUDITED)......................................  $   (5,738) $    5,574
                                                                               ----------  ----------
                                                                               ----------  ----------
Income (loss) per common share:
  Basic......................................................................  $    (0.21) $     0.19  $     0.34
                                                                               ----------  ----------  ----------
  Diluted....................................................................  $    (0.21) $     0.17  $     0.32
                                                                               ----------  ----------  ----------
Pro forma income (loss) per common share (unaudited):
  Basic......................................................................  $    (0.25) $     0.18
                                                                               ----------  ----------
  Diluted....................................................................  $    (0.25) $     0.17
                                                                               ----------  ----------

 The accompanying notes are an integral part of these consolidated statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER, 1996, 1997 AND 1998
                             (AMOUNTS IN THOUSANDS)

                                                                         PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                                                      ----------------------  ----------------------    PAID-IN
                                                                       SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL
                                                                      ---------  -----------  ---------  -----------  -----------
Balance, December 31, 1995..........................................         --   $      --      20,652   $      21    $   2,920
    Net loss........................................................         --          --          --          --           --
    Effect of terminating the S-Corporation election................         --          --          --          --         (690)
    Conversion of capital to debt...................................         --          --          --          --       (1,200)
    Compensation expense relating to stock options..................         --          --          --          --          168
    Issuance of common stock........................................         --          --       3,925           4        5,564
    Issuance of preferred stock.....................................      2,802           3          --          --        7,497
    Cash distributions to stockholders..............................         --          --          --          --       (4,034)
                                                                      ---------       -----   ---------         ---   -----------
Balance, December 31, 1996..........................................      2,802           3      24,577          25       10,225
    Net income......................................................         --          --          --          --           --
    Effect of CEO Telecommunications, Inc. terminating the
      S-corporation election........................................         --          --          --          --          (61)
    Conversion of redeemable preferred stock to common stock........     (2,802)         (3)      1,868           2            1
    Initial public offering of common stock.........................         --          --       8,097           8       30,936
    Exercise of stock options.......................................         --          --         489          --          447
    Compensation expense relating to stock options..................         --          --          --          --           --
    Tax benefit from non-qualified stock options....................                     --          --          --          114
    Cash distributions to stockholders..............................         --          --          --          --           --
                                                                      ---------       -----   ---------         ---   -----------
Balance, December 31, 1997..........................................         --          --      35,031          35       41,662
    Comprehensive income:
      Net income....................................................         --          --          --          --           --
      Foreign currency translation adjustment, net of taxes of
        $136........................................................         --          --          --          --           --
    Comprehensive income............................................         --          --          --          --           --
    Secondary public offering of common stock.......................         --          --       5,685           6      144,705
    Exercise of stock options.......................................         --          --       1,523           1        2,387
    Compensation expense relating to stock option...................         --          --          --          --           --
    Tax benefit from non-qualified stock options....................         --          --          --          --        5,635
                                                                      ---------       -----   ---------         ---   -----------
Balance, December 31, 1998..........................................         --   $      --      42,239   $      42    $ 194,389
                                                                      ---------       -----   ---------         ---   -----------
                                                                      ---------       -----   ---------         ---   -----------

                                                                                       ACCUMULATED OTHER   RETAINED
                                                                         DEFERRED        COMPREHENSIVE     EARNINGS
                                                                       COMPENSATION         INCOME         (DEFICIT)     TOTAL

                                                                      ---------------  -----------------  -----------  ---------

Balance, December 31, 1995..........................................     $      --         $      --       $     867   $   3,808

    Net loss........................................................            --                --          (4,795)     (4,795)

    Effect of terminating the S-Corporation election................            --                --             690          --

    Conversion of capital to debt...................................            --                --              --      (1,200)

    Compensation expense relating to stock options..................          (118)               --              --          50

    Issuance of common stock........................................            --                --              --       5,568

    Issuance of preferred stock.....................................            --                --              --       7,500

    Cash distributions to stockholders..............................            --                --              --      (4,034)

                                                                             -----             -----      -----------  ---------

Balance, December 31, 1996..........................................          (118)               --          (3,238)      6,897

    Net income......................................................            --                --           5,769       5,769

    Effect of CEO Telecommunications, Inc. terminating the
      S-corporation election........................................            --                --              61          --

    Conversion of redeemable preferred stock to common stock........            --                --              --          --

    Initial public offering of common stock.........................            --                --              --      30,944

    Exercise of stock options.......................................            --                --              --         447

    Compensation expense relating to stock options..................            88                --              --          88

    Tax benefit from non-qualified stock options....................            --                --              --         114

    Cash distributions to stockholders..............................            --                --          (1,058)     (1,058)

                                                                             -----             -----      -----------  ---------

Balance, December 31, 1997..........................................           (30)               --           1,534      43,201

    Comprehensive income:
      Net income....................................................            --                --          13,459      13,459

      Foreign currency translation adjustment, net of taxes of
        $136........................................................            --               188              --         188

                                                                                                                       ---------

    Comprehensive income............................................            --                --              --      13,647

    Secondary public offering of common stock.......................            --                --              --     144,711

    Exercise of stock options.......................................            --                --              --       2,388

    Compensation expense relating to stock option...................            30                --              --          30

    Tax benefit from non-qualified stock options....................            --                --              --       5,635

                                                                             -----             -----      -----------  ---------

Balance, December 31, 1998..........................................     $      --         $     188       $  14,993   $ 209,612

                                                                             -----             -----      -----------  ---------

                                                                             -----             -----      -----------  ---------


 The accompanying notes are an integral part of these consolidated statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1996       1997       1998
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................................  $  (4,795) $   5,769  $  13,459
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
  Depreciation and amortization.....................................................      1,442      4,637     13,112
  Loss on disposal of equipment.....................................................         --         42         --
  Compensation expense relating to stock options....................................         50         88         30
  Provision for doubtful accounts...................................................     16,284      7,791      5,490
  Deferred income taxes.............................................................        (15)    (3,699)       421
  Deferred compensation.............................................................        116        (59)        52
Decrease (increase) in assets:
  Accounts receivable...............................................................    (29,548)   (19,272)   (55,466)
  Receivables from related parties, net.............................................         (8)        99     (6,804)
  Other receivables.................................................................         --     (1,914)   (20,428)
  Prepaid expenses..................................................................     (2,366)    (2,271)    (9,345)
  Deposits..........................................................................     (4,948)      (425)      (558)
Increase (decrease) in liabilities:
  Accounts payable..................................................................        109     (3,921)    19,933
  Taxes payable.....................................................................         --      2,270      5,119
  Related party payable.............................................................        (51)      (269)     1,267
  Accrued network costs.............................................................     19,342     19,747     11,697
  Accrued expenses..................................................................      1,541      2,356      8,496
  Other long-term liabilities.......................................................         --        164       (265)
                                                                                      ---------  ---------  ---------
    Net cash provided by (used in) operating activities.............................     (2,847)    11,133    (13,790)
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..............................................................     (8,480)   (13,760)  (112,633)
  Investments.......................................................................       (153)       126     (5,083)
  Short-term investments............................................................     (1,631)   (16,975)    17,796
  Other.............................................................................       (139)       639       (759)
                                                                                      ---------  ---------  ---------
    Net cash used in investing activities...........................................    (10,403)   (29,970)  (100,679)
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stockholders' distributions.......................................................     (4,034)    (1,058)        --
  Borrowings under lines of credit..................................................     14,746     34,211     19,330
  Repayments under lines of credit..................................................     (8,262)   (42,025)        --
  Borrowings under lines of credit with stockholder.................................        701        583         --
  Repayments under lines of credit with stockholder.................................     (3,073)      (471)      (138)
  Borrowings under long-term debt...................................................      2,000        193         --
  Payments under long-term debt.....................................................        (67)    (1,983)    (1,261)
  Payments under capital lease obligations..........................................       (358)    (1,946)    (5,990)
  Issuance of common stock..........................................................      5,568     30,944    144,711
  Stock options exercised...........................................................         --        447      2,388
  Issuance of preferred stock.......................................................      7,500         --         --
                                                                                      ---------  ---------  ---------
    Net cash provided by financing activities.......................................     14,721     18,895    159,040
                                                                                      ---------  ---------  ---------
EFFECTS OF FOREIGN CURRENCY TRANSLATION.............................................         --         --        188

INCREASE IN CASH AND CASH EQUIVALENTS...............................................      1,471         58     44,759
CASH AND CASH EQUIVALENTS:
  Beginning of year.................................................................        374      1,845      1,903
                                                                                      ---------  ---------  ---------
  End of year.......................................................................  $   1,845  $   1,903  $  46,662
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

 The accompanying notes are an integral part of these consolidated statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. NATURE OF BUSINESS

    STAR Telecommunications, Inc., a Delaware Corporation, and Subsidiaries (the "Company" or "STAR"), is a multinational telecommunications services company focused primarily on the international long distance market. The Company offers highly reliable low-cost switched voice services on a wholesale basis primarily to U.S. based long distance carriers. STAR provides international long distance services through a flexible network comprised of foreign termination relationships, international gateway switches, leased and owned transmission facilities and resale arrangements with other long distance providers.

    During 1996, 1997 and 1998, the Company established several wholly-owned foreign subsidiaries to further expand its international network. The Company made substantial investments to install switch facilities in two of these subsidiaries, Star Europe Limited ("SEL") which is located in London, England, and Star Telecommunications Deutschland ("GmbH") which is located in Frankfurt, Germany. The Company uses these switching facilities to decrease international traffic termination costs and to initiate outbound calls from these local markets.

    In November 1997, the Company entered into the domestic commercial long-distance market through the acquisition of L.D. Services Inc., now known as CEO Telecommunications, Inc. ("CEO"). CEO is a commercial long-distance service provider throughout the United States. In March 1998, the Company consummated a merger with T-One Corp. ("T-One"), an international wholesale long-distance telecommunications provider. The mergers constituted tax-free reorganizations and have been accounted for as poolings of interests. Accordingly, all prior period consolidated financial data has been restated to include the results of operations, financial position and cash flows of CEO and T-One (see Note 7). The pro forma results of operations and pro forma income or loss per common share for 1996 and 1997 assumes that both STAR and CEO had been C-Corporations for all periods presented.

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

    COST OF SERVICES

    Cost of services for wholesale long distance services represents direct charges from vendors that the Company incurs to deliver service to its customers. These include leasing costs for the dedicated phone lines and rate-per-minute charges from other carriers that terminate traffic on behalf of the Company. In addition, commercial long distance service costs include billing and collection service fees, call rating services, and per minute charges from other carriers that terminate traffic on behalf of the Company.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUES FROM FOREIGN CUSTOMERS

    The Company has carrier service agreements with telecommunication carriers in foreign countries under which international long distance traffic is both originated and terminated on the Company's network. The Company records revenues and related costs as the traffic is recorded in the switch. Revenues from foreign customers amounted to $178,000, $6,577,000 and $83,998,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of demand deposits and money market funds, which are highly liquid short-term instruments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates market.

    FINANCIAL INSTRUMENTS

    The carrying amounts of long-term debt and capital lease obligations approximate their fair value as interest rates approximate market rates for similar instruments.

    Off balance sheet derivative financial instruments at December 31, 1997 and 1998 consist of foreign currency exchange agreements. The Company enters into currency exchange contracts in the normal course of business to manage its exposure against foreign currency fluctuations on payable positions resulting from fixed asset purchases and other contractual expenditures denominated in foreign currencies. The principle objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes.

    The fair value of foreign currency contracts are estimated by obtaining quotes from brokers. At December 31, 1997 and 1998, the Company has foreign currency contracts outstanding with the notional value of $6,305,000 and $35,000,000. The estimated fair value of these contracts was $6,218,000 and $35,000,000, respectively, the difference of which has been recognized in operations. The Company had contracts in British Pounds and German Marks at December 31, 1997 and only in German Marks at December 31, 1998.

    At December 31, 1997 and 1998, gains and losses on foreign exchange contracts are not material to the consolidated financial statements.

    SHORT-TERM INVESTMENTS

    Short-term investments consist of interest bearing securities with original maturities in excess of three months. At December 31, 1997 and 1998, the fair market value of temporary investments, classified as "available for sale securities," approximated cost, thus no unrealized holding gains or losses were reported in the accompanying balance sheets. During fiscal year 1997, the Company realized gains from the sale of securities of approximately $48,000. During 1996 and 1998, the Company did not realize any gains or losses from sale of securities.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Depreciation and amortization of property and equipment are computed using the straight-line method over the following estimated useful lives:

Operating equipment...........................................   5-25 years
                                                                    Life of
Leasehold improvements........................................        lease
Furniture, fixtures and equipment.............................    3-7 years

    Operating equipment includes assets financed under capital lease obligations of $15,921,000 and $50,137,000 at December 31, 1997 and 1998, respectively.
Accumulated amortization related to assets financed under capital leases was $2,123,000 and $6,976,000 at December 31, 1997 and 1998, respectively.

    In addition, operating equipment includes twelve Indefeasible Rights of Use ("IRU") in cable systems amounting to $2,669,000 and $25,060,000 and seven ownership interests in an international cable amounting to $1,534,000 and $6,200,000 at December 31, 1997 and 1998, respectively. These assets are amortized over the life of the agreements of 14 to 25 years (see Note 4).

    As of July 1, 1998, the Company prospectively revised the remaining useful lives of certain operating equipment from five to ten years. The increase in the estimated life of these assets was based on the knowledge gained by the Company in making the transition from a reseller of telephone services to a facility based provider, as well as to the fact that the Company is purchasing more sophisticated telephone switches and has transitioned from smaller Stromberg switches to larger capacity more feature rich Nortel switches. This change reduced depreciation expense and increased income before provision for income taxes for the year ended December 31, 1998 by approximately $2 million. The difference between depreciating all switch equipment over a 5-year life verses a 10-year life since acquisition would represent approximately $2.9 million for the year ended December 31, 1998, or 4 cents per diluted share for the year then ended.

    Replacements and betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in operations.

    OTHER ASSETS

    During 1998, the Company made a $5.1 million investment in a competitive local exchange carrier ("CLEC") for 2.9 million common shares, representing
18.97 percent of the CLEC's common shares outstanding at December 31, 1998. This ownership interest is in the form of Class A common stock which has voting rights significantly less than the respective ownership interest. A stockholder of the Company is also an investor and board member of this company. The CLEC, which is still in the start-up phase, is controlled by one of the Company's board members. STAR accounts for this investment under the cost method.

    Deposits represent payments made to long distance providers to secure lower rates. These deposits are refunded or applied against future services.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ACCRUED NETWORK COSTS

    Accrued network costs represent accruals for services to transmit and terminate long distance telephone traffic, which has been provided to the Company but not yet billed. It also includes differences between billings received by the Company and the liability computed by the Company's own systems which are being resolved by the Company and its vendors.

    CONSOLIDATED STATEMENTS OF CASH FLOWS

    During the years ended December 31, 1996, 1997 and 1998, cash paid for interest was $541,000, $1,462,000 and $3,897,000, respectively. For the same periods, cash paid for income taxes amounted to $1,262,000, $3,761,000 and $4,146,000, respectively.

    Non-cash investing and financing activities, which are excluded from the consolidated statements of cash flows, are as follows (amounts in thousands):

                                                                     YEARS ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1996       1997       1998
                                                                  ---------  ---------  ---------
Equipment purchased through capital leases......................  $   5,166  $   9,772  $  34,216
Deposit applied against capital leases..........................         --         --      4,405
Notes issued for asset purchases................................         --      1,890         --
Operating agreement acquired through issuance of note...........         --        350         --
Equity converted to debt........................................      1,200         --         --
Tax benefits related to stock options...........................         --        114      5,635

    NET INCOME (LOSS) PER COMMON SHARE

    The following schedule summarizes the information used to compute actual and pro forma basic and diluted net income or loss per common share for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                                                     1996       1997       1998
                                                                   ---------  ---------  ---------
Weighted average number of common shares used to compute basic
  net income (loss) per common share.............................     23,292     30,221     39,924
Weighted average common share equivalents........................         --      2,757      1,601
                                                                   ---------  ---------  ---------
Weighted average number of common shares and common share
  equivalents used to compute diluted net income (loss) per
  common share...................................................     23,292     32,978     41,525
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Options to purchase 238,400 shares of common stock at prices ranging from $18.48 to $27.00 were outstanding at December 31, 1998, but were not included in the computation of diluted earnings per share, as the exercise prices of these options were greater than the average market price of the Company's common stock.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    There were no options to purchase shares of common stock outstanding at prices greater than the average market price at December 31, 1996 and 1997.

    CONCENTRATIONS OF RISK

    At December 31, 1997 and 1998, no individual customer had an account receivable balance greater than 10 percent of gross accounts receivable other than PT-1 Communications, Inc. ("PT-1"), which was acquired on February 4, 1999 (see Note 13).

    The two largest customers represent approximately 26 percent, 16 percent and 11 percent of revenues during the years ended December 31, 1996, 1997 and 1998, respectively. During 1996, sales to one customer exceeded 10 percent of revenues. During 1997, no customer exceeded 10 percent of revenues. During 1998, no customer other than PT-1 exceeded 10 percent of revenues (see Note 13).

    The Company performs ongoing credit evaluations of its customers. The Company analyzes daily traffic patterns and concludes whether or not the customer's credit status justifies the traffic volume. If the customer is deemed to carry too large a volume in relation to its credit history, the traffic received by the Company's facilities is reduced to prevent further build up of the receivable from this customer. The Company's allowance for doubtful accounts is based on current market conditions.

    Purchases from the four largest vendors for the years ended December 31, 1996, 1997 and 1998 amounted to 44 percent, 34 percent and 30 percent of total purchases, respectively.

    Included in the Company's balance sheets at December 31, 1997 and 1998 are approximately $7,028,000 and $85,207,000, respectively, of equipment which is located in foreign countries.

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

    RECENTLY ISSUED ACCOUNTING STANDARDS

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." For the year-end financial statements, SFAS 130 requires that comprehensive income, which is the total of net income and all other non-owner changes in equity, be displayed in a financial statement that is displayed with the same prominence as other consolidated financial statements. The Company displays the components of other comprehensive income in the consolidated statements of stockholders' equity.

    In June 1998, the AICPA issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt the standard in January 2000 and is currently analyzing the statement to determine the impact, if any, on the Company's financial position or results of operations.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    TRANSLATION OF FOREIGN CURRENCY

    Management determined that the functional currency of its foreign subsidiaries, excluding its German subsidiary, is the U.S. dollar. Thus, all foreign translation gains or losses, which were immaterial for the years ended December 31, 1996, 1997 and 1998, are reflected in the results of operations as a component of other income (expense). On July 1, 1998, due to the fact that GmbH became self sufficient as an operating entity, the Company changed the functional currency from the U.S. dollar to the German mark. As a result, translation effects of this subsidiary after July 1, 1998 are reflected as other comprehensive income in the consolidated statements of stockholders' equity.

    The foreign subsidiaries' balance sheets, excluding the German subsidiary, are translated into U.S. dollars using the year-end exchange rates except for prepayments, property, other long-term assets, and stockholders' equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenues and expenses are translated at average rates during the year except for depreciation and amortization, which are translated at historical rates. The German subsidiary's balance sheet at December 31, 1998 is translated into U.S. dollars using the year-end exchange rate except for stockholders' equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenues and expenses are translated at average rates during the year.

    RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to the current year presentation.

3. LINES OF CREDIT

    REVOLVING LINES OF CREDIT

    Effective September 30, 1997, the Company executed an agreement with Sanwa Bank, California for a $25 million line of credit, which expires on July 1, 1999. The facility has certain financial and non-financial covenants that include, among other restrictions, the maintenance of minimum levels of tangible net worth. The Company was in compliance with these covenants at December 31, 1998. Borrowings on the facility are limited to 75 percent of eligible accounts receivable and are secured by substantially all of the assets of the Company. The credit facility provides for borrowings at an interest rate based upon the bank's cost of funds plus 1.75 percent (7.75 percent at December 31, 1998). The Company plans to use the credit facility to support letters of credit and for working capital or other general corporate purposes. At December 31, 1998, $19.3 million was outstanding. The Company's availability under this credit facility was further reduced by $5.5 million in letters of credit, which were outstanding at December 31, 1998 (see Note 5).

    The Company also has a $1.1 million line of credit at its German subsidiary. The credit facility has an interest rate of 9.00 percent and may be called without notice. No amount was outstanding under this line of credit at December 31, 1998.

    The weighted average interest rate on short-term debt during the years ended December 31, 1996, 1997 and 1998, was 9.68 percent, 9.12 percent and 7.75 percent, respectively.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

3. LINES OF CREDIT (CONTINUED)
    REVOLVING LINES OF CREDIT WITH STOCKHOLDER

    The Company had revolving lines of credit with its founder and chief executive officer. The debt matured on March 30, 1998 with interest payable at a rate of 9 percent. The Company recognized interest expense related to this debt of $34,000, $9,000 and $4,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    The Company finances some of its telecommunication equipment under capital lease arrangements or through notes payable as follows (dollars in thousands):

                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1997       1998
                                                                               ---------  ---------
Bank promissory note.........................................................  $     904  $      --
Notes payable for Indefeasible Rights of Use, payable in quarterly installments of principal plus interest at LIBOR plus 6 percent (11.1
  percent at December 31, 1998) through September 1999.......................        762        424
Note payable for Indefeasible Right of Use, payable in quarterly installments of principal plus interest at LIBOR plus 6 percent (11.1 percent at
  December 31, 1998) through September 1999..................................         66         47
                                                                               ---------  ---------
                                                                                   1,732        471
  Less--Current portion......................................................       (764)      (471)
                                                                               ---------  ---------
                                                                               $     968  $      --
                                                                               ---------  ---------
                                                                               ---------  ---------

    Minimum future payments under capital lease obligations at December 31, 1998 are as follows:

                                                                                      CAPITAL
YEAR ENDING DECEMBER 31,                                                              LEASES
-----------------------------------------------------------------------------------  ---------
    1999...........................................................................  $  10,787
    2000...........................................................................     10,561
    2001...........................................................................      9,468
    2002...........................................................................     11,046
    2003...........................................................................      2,389
                                                                                     ---------
                                                                                        44,251
Less--Amount representing interest.................................................     (6,796)
                                                                                     ---------
                                                                                        37,455
Less--Current portion..............................................................     (8,188)
                                                                                     ---------
                                                                                     $  29,267
                                                                                     ---------
                                                                                     ---------

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

5. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company leases office space, dedicated private telephone lines, equipment and other items under various agreements expiring through 2008. At December 31, 1998, the minimum aggregate payments under non-cancelable operating leases are summarized as follows (in thousands):

                                                                       DEDICATED
                                                      FACILITIES AND    PRIVATE
YEAR ENDING DECEMBER 31,                                EQUIPMENT        LINES        TOTAL
----------------------------------------------------  --------------  ------------  ---------
    1999............................................    $    7,887     $   20,270   $  28,157
    2000............................................         7,786            604       8,390
    2001............................................         7,534            159       7,693
    2002............................................         7,320             --       7,320
    2003............................................         6,501             --       6,501
    Thereafter......................................        22,600             --      22,600
                                                           -------    ------------  ---------
                                                        $   59,628     $   21,033   $  80,661
                                                           -------    ------------  ---------
                                                           -------    ------------  ---------

    Office facility and equipment rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately $1,137,000, $3,333,000 and $5,386,000, respectively. Dedicated private line expense was approximately $7,045,000, $9,414,000 and $24,306,000, respectively, for those same periods and is included in cost of services in the accompanying consolidated statements of operations.

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

    The Company expensed $116,000, $64,000 and $52,000 of deferred compensation relating to these agreements for the years ended December 31, 1996, 1997 and 1998, respectively.

    PURCHASE COMMITMENTS

    The Company is obligated under various service agreements with long distance carriers to pay minimum usage charges. The Company anticipates exceeding the minimum usage volume with these vendors. Minimum future usage charges at December 31, 1998 are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------------------------------------------------------------
    1999......................................................................    $   37,296
    2000......................................................................        19,776
    2001......................................................................            58
                                                                                     -------
                                                                                  $   57,130
                                                                                     -------
                                                                                     -------

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company signed a $85 million agreement with Qwest Communications International, Inc. ("Qwest") to purchase the long-term rights to use capacity over Qwest's domestic network over a twenty-year period. In addition, in November 1998, the Company signed an IRU agreement with IXC Communication, Inc. ("IXC") and has a commitment to purchase $20 million of capacity on IXC's U.S. based digital fiber network. These commitments are not included in the above table.

    LEGAL MATTERS

    The Company is subject to litigation from time to time in the normal course of business. Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company and after consultation with counsel, management believes that such litigation will not have a material adverse effect on its financial position or results of operations.

    On September 4, 1997, prior to the merger between CEO and the Company, CEO entered into a settlement agreement with the Consumer Services Division of the California Public Utilities Commission ("PUC"). The agreement settled the alleged unauthorized switching of long-distance customers to CEO between the years 1995 and 1996. It included payment of $760,000 to the PUC for restitution to affected customers as defined in the agreement. Additionally, CEO agreed to a voluntary revocation of its operating authority in the State of California. Under the agreement, service to all California customers had to be terminated within 120 days after approval of the agreement by the PUC. On November 19, 1997, the PUC approved the agreement along with a transfer of control to STAR.

    On November 15, 1997, CEO settled a civil suit with the District Attorney of Monterey, California for a monetary payment of $700,000 and various non-monetary concessions as defined in the agreement. This suit was of the same nature as the above action of the PUC and covers complaints from the years 1994 through 1997.

    LETTERS OF CREDIT

    At December 31, 1998, the Company had 18 stand by letters of credit outstanding, which expire beginning January 6, 1999. These letters of credit, which are partially secured by the bank lines of credit, totaled approximately $6.7 million.

6. RELATED PARTY TRANSACTIONS

    The founder and chief executive officer of the Company owns Star Aero Services, Inc. ("Star Aero"). Star Aero's principal assets represent airplanes which it provides to the Company for business travel on an as needed basis. In return, the Company pays for costs related to the airplanes. Star Aero reimburses the Company for certain costs relating to the maintenance of the planes. For the years ended December 31, 1996, 1997 and 1998, the Company paid $68,000, $171,000 and $0, respectively, in costs related to the use of Star Aero services.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

6. RELATED PARTY TRANSACTIONS (CONTINUED)

    During 1997, the Company provided a short-term loan to the chief executive officer for $8,000,000. The loan carried interest of 7 percent per annum, was secured by $30,000,000 of the stockholder's stock in the Company, and was repaid in seven days. During 1998, the Company paid for certain expenses for this individual, which are to be reimbursed to the Company resulting in a receivable due to the Company of $164,000, at December 31, 1998.

    During 1995, the Company invested $128,000 in a company related to an employee of STAR. During 1996, 1997 and 1998, the Company provided services to this company in the amounts of $167,000, $926,000 and $289,000, respectively. As of December 31, 1997 and 1998, the account receivable from this related party amounted to $41,000 and $11,000, respectively.

    During 1996, 1997 and 1998, the Company purchased consulting services from a company owned by a board member in the amount of $154,000, $72,000 and $71,000, respectively. The Company has a payable to this company of $6,000 at December 31, 1998.

    The Company purchased equipment and services from a company owned in part by an employee of STAR in the amount of $1,114,000 and $10,013,000 in 1997 and 1998, respectively. At December 31, 1998, the Company has a payable due to this related party of $1,261,000.

    During the years ended December 31, 1996, 1997 and 1998, the Company also provided long distance telephone service to United Digital Network, Inc. ("UDN"), a company controlled by another board member, in the amount of $250,000, $1,141,000 and $5,486,000, respectively. The Company also extended two loans to this company at an interest rate of prime plus one percent. At December 31, 1997, $2,500,000 plus accrued interest of $28,000 was outstanding under the loan agreement as well as $721,000 of receivables arising from long distance services provided. These amounts were fully reserved. At December 31, 1998, $4,500,000 plus accrued interest of $454,000 was outstanding under the loan agreement plus $1,129,000 of receivables arising from long distance services provided. None of these receivables were reserved at December 31, 1998, as the Company consummated the merger with this company on March 24, 1999 (see Note
14).

    During 1998, the Company provided long distance telephone service to a company in which the founder and chief executive officer of STAR and other STAR employees and board members are investors. During 1998, services provided to this company amounted to $4,931,000. At December 31, 1998, the Company has $541,000 in receivables from this company.

    At December 31, 1998, the Company has various receivables due from other related parties in the amount of $46,000.

    STAR believes that all of the transactions set forth above were made on terms no less favorable to STAR than could have been obtained from unaffiliated third parties.

7. BUSINESS COMBINATIONS

    In November 1997, the Company acquired CEO, a domestic commercial long distance telecommunications provider, in a transaction that was accounted for as a pooling of interests. The Company issued 849,298 shares of its common stock to CEO shareholders in exchange for all outstanding CEO shares plus shares of certain non-operating entities owned by CEO shareholders and majority ownership in an affiliated telephone retailer controlled by CEO.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

7. BUSINESS COMBINATIONS (CONTINUED)
    On March 10, 1998, the Company acquired T-One, an international wholesale long distance telecommunications provider, in a transaction accounted for as a pooling of interests. The Company issued 1,353,000 shares of its common stock to the T-One shareholder in exchange for all outstanding T-One shares.

    The accompanying consolidated financial statements have been restated to include the financial position and results of operations of CEO and T-One for all periods presented.

    Revenues and historical net income (loss) of STAR, CEO and T-One through the dates of acquisitions are as follows (in thousands):

                                                              1996        1997        1998
                                                           ----------  ----------  ----------
Revenues:
  STAR...................................................  $  208,086  $  348,738  $  584,170
  CEO....................................................      29,905      27,460          --
  T-ONE..................................................      22,432      30,438      11,788
  Eliminations...........................................        (726)     (2,031)       (418)
                                                           ----------  ----------  ----------
    Total................................................  $  259,697  $  404,605  $  595,540
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Net income (loss):
  STAR...................................................      (6,644) $    5,605  $   13,547
  CEO....................................................       2,424         (37)         --
  T-ONE..................................................        (575)        201         (88)
                                                           ----------  ----------  ----------
    Total................................................  $   (4,795) $    5,769  $   13,459
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    Revenues and net income (loss) subsequent to the dates of acquisitions are included in the STAR balances above.

    On February 4, 1999, the Company completed its acquisition of PT-1 and on March 24, 1999, the Company consummated the merger with UDN (see Notes 13 and
14). In connection with these acquisitions, the Company has capitalized approximately $4,800,000 of merger related costs which are included in prepaid expenses in the accompanying consolidated balance sheet at December 31, 1998.

8. INCOME TAXES

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

    The Company has recorded a net deferred tax asset of $3,278,000 at December 31, 1998. Realization is dependent on generating sufficient taxable income in the future. Although realization is not assured, management believes it is likely that the net deferred tax asset will be realized.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

8. INCOME TAXES (CONTINUED)
    The components of the net deferred tax asset at December 31, 1997 and 1998 are as follows (in thousands):

                                                                             1997       1998
                                                                           ---------  ---------
Deferred taxes short-term:
  Reserve for accounts and other receivables.............................  $   4,215  $   4,054
  Accrued network costs..................................................        798      1,707
  Vacation accrual.......................................................        138        157
  Deferred compensation..................................................         38         --
  Accrued services.......................................................        276         52
  Other accrued liabilities..............................................         --        151
  State income taxes.....................................................        392        270
  Change in tax method...................................................         60         41
  Merger costs...........................................................         --       (163)
                                                                           ---------  ---------
                                                                               5,917      6,269
  Valuation reserve......................................................     (1,432)        --
                                                                           ---------  ---------
                                                                           $   4,485  $   6,269
                                                                           ---------  ---------
                                                                           ---------  ---------
Deferred taxes long-term:
  Net operating loss.....................................................  $     684  $   2,538
  Deferred rent..........................................................         --        313
  Depreciation and amortization..........................................       (786)    (3,304)
                                                                           ---------  ---------
                                                                                (102)      (453)
  Valuation reserve......................................................       (684)    (2,538)
                                                                           ---------  ---------
                                                                           $    (786) $  (2,991)
                                                                           ---------  ---------
                                                                           ---------  ---------

    In prior years, T-One generated net operating losses ("NOL's") for financial statement and income tax purposes which may be available for carryforwards against future income. As of December 31, 1998, T-One has deductions available for carryforward in the amount of approximately $500,000. These NOL's will expire through 2010. The Company also has foreign NOL's of approximately $5,200,000.

    The results of operations and provision for income taxes for CEO through November 30, 1997 reflects CEO's status as an S-Corporation. The unaudited pro forma income taxes, pro forma net income (loss), and pro forma earnings per share information reflected in the consolidated statements of operations assumes that both STAR and CEO were taxed as C-Corporations for all periods presented.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

8. INCOME TAXES (CONTINUED)
    The provision for income taxes for the years ended December 31, 1996, 1997 and 1998 are as follows (in thousands):

                                                                            HISTORICAL                  PRO FORMA
                                                                  -------------------------------  --------------------
                                                                    1996       1997       1998       1996       1997
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                                                       (UNAUDITED)
Current taxes:
  Federal.......................................................  $     280  $   4,900  $   7,146  $   1,118  $   5,282
  State.........................................................        164      1,147      1,909        359      1,270
  Foreign.......................................................         --         --        447         --         --
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                        444      6,047      9,502      1,477      6,552
                                                                  ---------  ---------  ---------  ---------  ---------
Deferred taxes:
  Federal.......................................................        133     (2,273)       278         63     (2,512)
  State.........................................................         --       (869)       143        (20)      (940)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                        133     (3,142)       421         43     (3,452)
                                                                  ---------  ---------  ---------  ---------  ---------
Provision for income taxes......................................  $     577  $   2,905  $   9,923  $   1,520  $   3,100
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------

    Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for the years ended December 31, 1996, 1997 and 1998 are as follows (in thousands):

                                                                        HISTORICAL                  PRO FORMA
                                                              -------------------------------  --------------------
                                                                1996       1997       1998       1996       1997
                                                              ---------  ---------  ---------  ---------  ---------
                                                                                                   (UNAUDITED)
Income taxes at the statutory federal rate..................  $  (1,434) $   3,036  $   8,184  $  (1,434) $   3,036
State income taxes, net of federal income tax effect........       (257)       498      1,344       (257)       498
Foreign taxes at rates different than U.S. taxes............         --        187       (359)        --        187
Changes in valuation reserve................................      3,124     (1,268)       422      3,124     (1,268)
Permanent differences.......................................        104         35        235        108        309
Effects of CEO S-Corp status until November 30, 1997........       (958)       152         --         --         --
Other.......................................................         (2)       265         97        (21)       338
                                                              ---------  ---------  ---------  ---------  ---------
                                                              $     577  $   2,905  $   9,923  $   1,520  $   3,100
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------

9. STOCK OPTIONS

    On January 22, 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan"). The Plan, which was amended on March 31, 1996, provides for the granting of stock options to purchase up to 1,476,000 shares of common stock and terminates January 22, 2006. Options granted become exercisable at a rate of not less than 20 percent per year for five years.

    During 1996, the Company entered into three separate stock option agreements outside the Plan to issue 1,025,000 option shares at fair market value. At December 31, 1997 and 1998, 820,000 and 147,600 options, respectively, issued under these agreements were outstanding.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

9. STOCK OPTIONS (CONTINUED)
    On September 23, 1996, the Company adopted the 1996 Supplemental Stock Option Plan. This plan, which expires on August 31, 2006, replaces the Plan and has essentially the same features. The Company can issue options or other rights to purchase up to 2,050,000 shares of stock which expire up to 10 years after the date of grant, except for incentive options issued to a holder of more than 10 percent of the common stock outstanding, which expire five years after the date of grant.

    In December 1996, the Company issued 174,000 options at $4.00 per share. The Board of Directors determined the market value of the December options to be $4.68 per share. The Company is recognizing the difference between the market value at the date of grant and the exercise price as compensation expense over the vesting period.

    At December 31, 1996, 1997 and 1998, 2,358,000, 1,873,000 and 1,025,403
options, respectively, were outstanding under the aggregate of the 1996 Stock Incentive Plan and the Supplemental Stock Option Plan.

    On May 14, 1996, the Company adopted the 1996 Outside Director Nonstatutory Stock Option Plan (the "Director Plan"). The number of shares which may be issued under this plan upon exercise of options may not exceed 410,000 shares. The exercise price of an option is determined by the Board of Directors and may not be less than 85 percent of the fair market value of the common stock at the time of grant and has to be 110 percent of the fair market value of the common stock at the time of grant if the option is granted to a holder of more than 10 percent of the common stock outstanding. At the discretion of the administrator, the options vest at a rate of not less than 20 percent per year, which may accelerate upon a change in control, as defined. The plan expires on May 14, 2006. At December 31, 1996, 1997 and 1998, 82,000, 41,000 and 71,500 options, respectively, were outstanding under the Director Plan.

    On January 30, 1997, the Board of Directors approved the 1997 Omnibus Stock Option Incentive Plan (the "Omnibus Plan") to replace the existing 1996 Supplemental Stock Option Plan upon the effective date of the initial public offering. The plan provides for awards to employees, outside directors and consultants in the form of restricted shares, stock units, stock options and stock appreciation rights and terminates on January 22, 2007. The maximum number of shares available for issuance under this plan may not exceed 4,075,000 shares, comprised of the 2,050,000 shares that were available for issuance under the Supplemental Stock Option Plan, plus an increase of 2,025,000 shares. Under this Plan, options granted to any one optionee may not exceed more than 1,025,000 common shares per year subject to certain adjustments. Incentive stock options may not have a term of more than 10 years from the date of grant. At December 31, 1997 and 1998, 763,000 and 1,651,883 options, respectively, were outstanding under the Omnibus Plan.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

9. STOCK OPTIONS (CONTINUED)
    Information regarding the Company's stock option plans and nonqualified stock options as of December 31, 1996, 1997 and 1998, and changes during the years ended on those dates is summarized as follows:

                                                                             WEIGHTED-AVERAGE
                                                                  SHARES      EXERCISE PRICE
                                                                -----------  -----------------
December 31, 1995.............................................           --      $      --
  Granted.....................................................    3,491,355           1.89
  Exercised...................................................           --             --
  Forfeited...................................................      (26,855)          1.95
                                                                -----------         ------
December 31, 1996.............................................    3,464,500           1.89
                                                                -----------         ------
  Granted.....................................................      914,296           7.91
  Exercised...................................................     (488,925)          0.89
  Forfeited...................................................     (392,774)          2.40
                                                                -----------         ------
December 31, 1997.............................................    3,497,097           3.54
                                                                -----------         ------
  Granted.....................................................    1,026,925          15.37
  Exercised...................................................   (1,522,649)          1.57
  Forfeited...................................................     (104,987)         10.79
                                                                -----------         ------
December 31, 1998.............................................    2,896,386      $    8.62
                                                                -----------         ------
                                                                -----------         ------

    At December 31, 1998, 765,317 options were exercisable at a weighted average exercise price of $4.28 per share. The options outstanding at December 31, 1998 expire in various years through 2008.

    Information about stock options outstanding at December 31, 1998 is summarized as follows:

                      NUMBER      WEIGHTED AVERAGE                         NUMBER
RANGE OF EXERCISE   OUTSTANDING       REMAINING       WEIGHTED AVERAGE   EXERCISABLE  WEIGHTED AVERAGE
      PRICES        AT 12/31/98    CONTRACTED LIFE     EXERCISE PRICE    AT 12/31/98   EXERCISE PRICE
------------------  -----------  -------------------  -----------------  -----------  -----------------
$1.46                  497,229             7.37           $    1.46         248,615       $    1.46
$4.00 to $6.83         883,132             7.98           $    4.69         378,952       $    4.40
$8.11 to $11.94        788,000             9.02           $    9.55         137,750       $    9.05
$12.81 to $20.94       686,925             9.29           $   16.66              --       $      --
$27.00 to $34.38        41,100             9.33           $   27.72              --       $      --
                    -----------             ---              ------      -----------          -----
                     2,896,386             8.49           $    8.62         765,317       $    4.28
                    -----------             ---              ------      -----------          -----
                    -----------             ---              ------      -----------          -----

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

9. STOCK OPTIONS (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the minimum value method of option pricing with the following assumptions for the grants:

                                                                        1996        1997       1998
                                                                        -----     ---------  ---------
Expected life (years)..............................................          10           6          6
Interest rate......................................................         6.4%        6.2%       5.2%
Volatility.........................................................          --       31.05%     75.49%
Dividend yield.....................................................          --          --         --

    The Company has elected to adopt FASB No. 123 for disclosure purposes only and applies APB Opinion No. 25 and related interpretations in accounting for its employee stock options. Approximately $50,000, $88,000 and $30,000 in compensation cost was recognized relating to consultant options for the years ended December 31, 1996, 1997 and 1998, respectively. Had compensation cost for stock options awarded under these plans been determined based on the fair value at the dates of grant consistent with the methodology of FASB No. 123, the Company's net income or loss and basic and diluted income or loss per share for the years ended December 31, 1996, 1997 and 1998 would have reflected the following pro forma amounts:

                                                        1996           1997          1998
                                                    -------------  ------------  -------------
Pro forma Net Income (Loss).......................     (6,111,000) $  4,957,000  $  11,893,000
Pro forma Basic Net Income (Loss) Per Common
  Share...........................................  $       (0.26) $       0.16  $        0.30
Pro forma Diluted Net Income (Loss) Per Common
  Share...........................................  $       (0.26) $       0.15  $        0.29

    Because the Company did not have a stock option program prior to 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

10. CAPITAL STOCK

    On February 23, 1996, the Company sold 2,049,980 shares of common stock to various investors for $1,500,000. On July 12, 1996, the Company sold 1,874,532 shares of common stock to an investor for $4,068,000.

    On July 25, 1996, the Company sold 2,802,446 shares of Series A preferred stock to a group of investors for $7,500,000. In connection with this transaction, the Company and buyers of the preferred shares entered into an investors rights agreement which obligated the Company to file up to two registration statements to register such shares. These preferred shares converted to common stock at a ratio of 3-for-2 as a result of the public offering in accordance with the investors rights agreement.

    In June 1997, the Company completed its Initial Public Offering ("IPO") of 9,430,000 shares of common stock of which 8,097,500 shares were sold by the Company and 1,332,500 shares were sold by certain selling stockholders. The net proceeds to the Company (after deducting underwriting discounts and offering expenses of approximately $4.6 million) from the sale of shares was approximately $30.9 million.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

10. CAPITAL STOCK (CONTINUED)

    On November 30, 1997, the Company completed the acquisition of CEO pursuant to the terms of the agreement and 849,298 shares were issued for all of the outstanding shares of CEO.

    On March 10, 1998, the Company completed the acquisition of T-One, and 1,353,000 shares were issued for all of the outstanding shares of T-One.

    On March 31, 1998, the Company effected a 2.05 for 1 stock split in the nature of a stock dividend. The stock split has been reflected in the consolidated financial statements for all periods presented.

    On May 4, 1998, the Company completed a secondary public offering of 6,000,000 shares of common stock of which 5,685,000 were sold by the Company and 315,000 shares were sold by a selling stockholder. On June 4, 1998, an additional 30,900 shares of common stock were sold by a selling stockholder of STAR. The net proceeds to the Company (after deducting underwriting discounts and offering expenses) from the sale of such shares of common stock were approximately $145 million.

    On July 1, 1998, the Company's stockholders voted to amend and restate the certificate of incorporation to increase the number of shares of the Company's authorized common stock from 50 million shares to 100 million shares.

11. BUSINESS SEGMENTS

    At December 31, 1998, Star has two separately managed business segments, North American and European long distance telecommunications.

    The accounting policies of the segments are the same as those described in the significant accounting policies; however, the Company evaluates performance based on profit or loss from operations before income taxes and non-recurring gains or losses.

    For the year ended December 31, 1997, STAR evaluated performance based on profit or loss from wholesale and commercial operations, however, the commercial segment represents less than 10 percent of revenue, net income and assets of the Company for the periods presented. Due to the growth of its international operations, senior management began analyzing operations by its North American and European segments.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

11. BUSINESS SEGMENTS (CONTINUED)
    Reportable segment information for the years ended December 31, 1996, 1997 and 1998 are as follows (in thousands):

                                                                                 NORTH
                                                                                AMERICAN    EUROPEAN     TOTAL
                                                                               ----------  ----------  ----------
1996
  Revenues from external customers...........................................  $  259,697  $       --  $  259,697
  Interest income............................................................         110          --         110
  Interest expense...........................................................         609          --         609
  Depreciation and amortization..............................................       1,442          --       1,442
  Segment net loss before provision for income taxes.........................      (4,218)         --      (4,218)
  Other significant non-cash items:
    Capital lease additions..................................................       5,166          --       5,166
    Debt converted to equity.................................................       1,200          --       1,200
  Segment assets.............................................................      63,054          --      63,054
Expenditures for segment assets..............................................       8,480          --       8,480

1997
  Revenues from external customers...........................................  $  404,605  $       --  $  404,605
  Revenue between segments...................................................          --         321         321
  Interest income............................................................         492          --         492
  Interest expense...........................................................       1,509         229       1,738
  Depreciation and amortization..............................................       4,208         429       4,637
  Segment net income (loss) before provision for income taxes................      10,595      (1,921)      8,674
  Other significant non-cash items:
    Capital lease additions..................................................       6,507       3,265       9,772
    Property financed by notes payable.......................................       1,890          --       1,890
    Operating agreement acquired through issuance of a note..................         350          --         350
  Segment assets.............................................................     109,170      11,932     121,102
  Expenditures for segment assets............................................      10,961       2,799      13,760

1998
  Revenues from external customers...........................................  $  566,369  $   29,171  $  595,540
  Revenue between segments...................................................      16,061      34,018      50,079
  Interest income............................................................       4,806          43       4,849
  Interest expense...........................................................       1,525       1,303       2,828
  Depreciation and amortization..............................................       9,075       4,037      13,112
  Segment net income (loss) before provision for income taxes................      25,172      (1,790)     23,382
  Other significant non-cash items
    Capital lease additions..................................................      11,080      23,136      34,216
    Deposit applied against capital leases...................................          --       4,405       4,405
    Tax benefit related to stock options.....................................       5,635          --       5,635
  Segment assets.............................................................     222,223     149,911     372,134
  Expenditures for segment assets............................................      59,738      52,895     112,633

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

11. BUSINESS SEGMENTS (CONTINUED)
    Segment information for North America represents primarily activity in the United States. In 1998, approximately 97 percent of European revenue from external customers was generated in Germany.

12. QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED)

    The following table presents unaudited quarterly operating results, including the results of CEO and T-One for each of the Company's eight quarters in the two-year period ended December 31, 1998 (amounts in thousands):

                                                                                   QUARTER ENDED
                                                                   ----------------------------------------------
                                                                   MARCH 31,    JUNE 30,   SEPT. 30,    DEC. 31,
                                                                   ----------  ----------  ----------  ----------
1997
  Net sales......................................................  $   84,827  $   95,250  $  103,297  $  121,231
  Operating income...............................................       2,561       2,871       3,072       2,861
  Pro forma net income...........................................       1,347       1,037         981       2,209

1998
  Net sales......................................................  $  129,269  $  131,929  $  164,333  $  170,009
  Operating income...............................................       3,922       4,944       5,648       7,151
  Net income.....................................................       1,893       3,218       4,022       4,326

13. SUBSEQUENT EVENTS

    Effective February 4, 1999, the Company completed its acquisition of PT-1. PT-1 is a provider of international and domestic long distance and local telecommunications services primarily through the marketing of prepaid phone cards. STAR issued 15.05 million shares of STAR common stock and $19.5 million in short-term promissory notes for all outstanding shares, options and warrants of PT-1 plus an additional 250,000 shares to certain PT-1 distributors. This transaction was accounted for as a purchase. The value assigned to the common shares issued was approximately $156 million, based upon the average of the high and low market price from August 31, 1998 through September 2, 1998, the dates surrounding the first amendment to the Merger Agreement.

    The Company recorded approximately $181 million of goodwill representing the excess of fair market value over the net assets acquired, which will be amortized over a 20-year period. For the year ended December 31, 1998, PT-1 had revenues and operating income of $505.4 million (unaudited) and $2.7 million (unaudited), respectively. At December 31, 1998, PT-1 had total assets of $124.7 million (unaudited.)

    During 1996, 1997 and 1998, the Company provided long distance service to PT-1. Revenue from these services amounted to approximately $8 million, $36 million and $89 million, respectively. The Company also made a $10 million loan to PT-1 and a $3 million loan to its founder and majority stockholder. Accounts and other receivables outstanding at December 31, 1997 and 1998 from PT-1 and its founder amounted to approximately $1 million and $40 million, respectively.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

14. EVENTS SUBSEQUENT TO THE DATE OF THE AUDITORS' REPORT (UNAUDITED)

    In February 1999, the Company announced a transaction with WorldPort Communications Inc. that calls for the firms to exchange as much as $55 million worth of fiber-optic network capacity over the next three years. WorldPort will exchange capacity on its pan-European fiber network with a capacity on STAR Telecom Deutschland's Project Apollo network in Germany. The Company purchased $8 million of pan-European STM-1 fiber capacity from WorldPort as part of the agreement. The Company anticipates this capacity will be activated in April 1999.

    In February 1999, the Company received a fully underwritten commitment for $275 million in senior secured credit facilities from Goldman Sachs Credit Partners L.P. ING Barings and Deutsche Bank have also committed to the facilities and will act as the Administrative Agent and Documentation Agent, respectively. The completion of the financing is subject to the execution of definitive loan documents and customary conditions for financing of this type.

    In February 1999, the Company's subsidiary PT-1 signed a $170 million, 3-year exclusive distribution agreement with Harold Levinson Associates, Inc., a distributor of tobacco, grocery and confectionary products with annual sales exceeding $500 million, to distribute its New York Millionaire Phonecard.

    On March 24, 1999, the Company acquired UDN, a telephone service provider focused on switched and dedicated local, and long-distance, toll free and calling card services to multinational corporations, in a transaction that was accounted for as a pooling of interests. The Company issued 1 million shares of its common stock in exchange for all of the shares of UDN. Upon the completion of the merger, the Company changed the name UDN to Allstar Telecom.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of STAR Telecommunications, Inc. and Subsidiaries

We have audited in accordance with generally accepted auditing standards the consolidated financial statements of STAR Telecommunications, Inc. and Subsidiaries, included in this Form 10-K, and have issued our report thereon dated February 25, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule of valuation and qualifying accounts is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP

Los Angeles, California
February 25, 1999

                                                                     SCHEDULE II

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                   BALANCE AT
                                                                    BEGINNING                            BALANCE AT
                                                                       OF                                  END OF
                                                                     PERIOD      PROVISION   WRITE-OFF     PERIOD
                                                                   -----------  -----------  ----------  -----------
                                                                                    (IN THOUSANDS)
Allowance for doubtful accounts
  Year ended December 31, 1996...................................   $     298    $  16,284   $  (10,320)  $   6,262
  Year ended December 31, 1997...................................   $   6,262    $   7,220   $   (6,248)  $   7,234
  Year ended December 31, 1998...................................   $   7,234    $   8,711   $   (4,725)  $  11,220

Deferred tax valuation allowance
  Year ended December 31, 1996...................................   $      30    $   3,354   $       --   $   3,384
  Year ended December 31, 1997...................................   $   3,384    $  (1,268)  $       --   $   2,116
  Year ended December 31, 1998...................................   $   2,116    $     422   $       --   $   2,538

Receivable from related party
  Year ended December 31, 1997...................................   $      --    $   3,221   $       --   $   3,221
  Year ended December 31, 1998...................................   $   3,221    $  (3,221)  $       --   $      --