Form 10-Q
period 1999-03-31
STAR TELECOMMUNICATIONS INC
filed 1999-05-14
CIK 1026486

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1999

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

Registrant's telephone number, including area code (805) 899-1962
                                                   ---------------

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

                            Yes   X          No
                                -----           -----

As of May 11, 1999, the number of the registrant's Common Shares of $.001 par value outstanding was 57,428,837.

                  STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                 TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION:

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets As Of
         December 31, 1998 And March 31, 1999 (unaudited)                     3

         Condensed Consolidated Statements Of Operations For The
         Three Month Periods Ended March 31, 1998 And 1999 (unaudited)        4

         Condensed Consolidated Statements Of Cash Flows For The
         Three Month Periods Ended March 31, 1998 And 1999 (unaudited)        5

         Notes To Condensed Consolidated Financial Statements                 7

Item 2:  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations                                 12

Item 3:  Quantitative And Qualitative Disclosures About Market Risks         17

PART II - OTHER INFORMATION                                                  18

                STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for share data)

                                                                        December 31,              March 31,
                                                                           1998                     1999
                                                                       -------------           --------------
                                                                                                (Unaudited)
Current Assets:
   Cash and cash equivalents                                           $      47,297           $     21,365
   Short-term investments                                                        835                  1,117
   Accounts and notes receivable, net                                        100,418                107,205
   Receivable from related parties                                               765                  1,410
   Other current assets                                                       43,440                 46,906
                                                                       -------------           --------------
              Total current assets                                           192,755                178,003
                                                                       -------------           --------------

Property and equipment, net                                                  170,952                235,681

Other Assets:
   Goodwill, net                                                                   -                207,115
   Other                                                                      10,944                 17,875
                                                                       -------------           --------------
              Total assets                                             $     374,651          $     638,674
                                                                       -------------           --------------
                                                                       -------------           --------------

Current Liabilities:
   Revolving lines of credit                                           $      19,330          $       4,100
   Current portion of long-term obligations                                   10,233                 16,837
   Accounts payable                                                           44,128                 67,427
   Other accrued expenses                                                     19,391                 43,088
   Related party payable                                                           -                 16,963
   Accrued network cost                                                       52,920                 79,734
   Deferred revenue                                                                -                 35,627
                                                                       -------------           --------------
              Total current liabilities                                      146,002                263,776
                                                                       -------------           --------------

Long-Term Liabilities:
   Long-term obligations, net of current portion                              29,407                 34,113
   Other long-term liabilities                                                 3,652                  4,578
                                                                       -------------           --------------
              Total long-term liabilities                                     33,059                 38,691
                                                                       -------------           --------------

Stockholders' Equity:
   Common Stock $.001 par value:
     Authorized - 100,000,000 shares                                              43                     58
   Additional paid-in capital                                                207,464                363,985
   Deferred compensation                                                           -                 (2,686)
   Accumulated other comprehensive income (loss)                                 188                 (1,934)
   Note receivable from stockholder                                                -                 (3,559)
   Accumulated deficit                                                       (12,105)               (19,657)
                                                                       -------------           --------------
              Total stockholders' equity                                     195,590                336,207
                                                                       -------------           --------------
              Total liabilities and stockholders' equity               $     374,651           $    638,674
                                                                       -------------           --------------
                                                                       -------------           --------------

  See accompanying notes to the condensed consolidated financial statements.

              STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                          ------------------------------
                                                                              1998              1999
                                                                          ------------------------------
                                                                                   (Unaudited)

Revenue                                                                    $ 136,557         $ 228,209
Operating expenses:
        Cost of services                                                     116,811           192,914
        Selling, general and
          administrative expenses                                             13,660            31,465
        Depreciation and amortization                                          2,150             8,730
        Merger expense                                                           314             1,442
                                                                          ------------      ------------
                                                                             132,935           234,551
                                                                          ------------      ------------
        Income (loss) from operations                                          3,622            (6,342)
                                                                          ------------      ------------

Other income (expense):
        Interest income                                                          205               729
        Interest expense                                                        (789)           (1,213)
        Other                                                                   (160)           (2,021)
                                                                          ------------      ------------
                                                                                (744)           (2,505)
                                                                          ------------      ------------
        Income (loss) before provision (benefit)
          for income taxes                                                     2,878            (8,847)

Provision (benefit) for income taxes                                           1,534            (1,295)
                                                                          ------------      ------------
Net income (loss)                                                          $   1,344        $   (7,552)
                                                                          ------------      ------------
                                                                          ------------      ------------

Basic income (loss) per share                                              $    0.04        $    (0.14)
                                                                          ------------      ------------
                                                                          ------------      ------------

Diluted income (loss) per share                                            $    0.03        $    (0.14)
                                                                          ------------      ------------
                                                                          ------------      ------------

  See accompanying notes to the condensed consolidated financial statements.

                STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                  ------------------------------------
                                                                                       1998                1999
                                                                                  ------------------------------------
                                                                                              (Unaudited)
Cash Flows From Operating Activities:
     Net income (loss)                                                             $       1,344        $    (7,552)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                     2,150              8,730
         Interest on note discount                                                            30                  -
         Loss on investment                                                                    -                 46
         Gain on disposal of equipment                                                       (27)                 -
         Compensation expense relating to stock options                                       20                  -
         Provision for doubtful accounts                                                   1,017              2,283
         Deferred income taxes                                                            (1,411)            (1,315)
         Deferred compensation                                                                50                  -
         Change in assets and liabilities net of effects from purchase of PT-1:
            Accounts and notes receivable, net                                            (3,789)           (20,448)
            Receivable from related parties                                                 (303)               104
            Other assets                                                                   6,361              2,853
            Accounts payable                                                               1,826             10,685
            Related party payable                                                              -             (1,739)
            Accrued network cost                                                            (736)            16,027
            Other accrued expenses                                                        (1,133)            11,407
            Deferred revenue                                                                   -             (2,160)
            Other liabilities                                                               (535)              (328)
                                                                                  ---------------    ---------------
                Net cash provided by operating activities                                  4,864             18,593
                                                                                  ---------------    ---------------

Cash Flows From Investing Activities:
     Capital expenditures                                                                (15,712)           (32,021)
     Short-term investments                                                               15,653                920
     Effect of purchase of PT-1, net of cash acquired                                          -             13,898
     Payment to former shareholder of PT-1                                                     -             (2,000)
     Other long term assets                                                                   18             (3,475)
                                                                                  ---------------    ---------------
                Net cash used in investing activities                                        (41)           (22,678)
                                                                                  ---------------    ---------------

  See accompanying notes to the condensed consolidated financial statements.

                STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                  ----------------------------------
                                                                                       1998                1999
                                                                                  ----------------------------------
                                                                                             (Unaudited)
Cash Flows From Financing Activities:
     Repayments under lines of credit                                                          -            (15,230)
     Repayments under lines of credit with stockholder                                       (56)                 -
     Borrowings under long-term debt and capital lease obligations                             -                271
     Payments under long-term debt and capital lease obligations                          (1,561)            (6,264)
     Issuance of common stock                                                                274                  -
     Other financing activities                                                                -                (45)
     Stock options exercised                                                                 970                145
                                                                                  ---------------    ---------------
                Net cash used in financing activities                                       (373)           (21,123)
                                                                                  ---------------    ---------------

Effects Of Foreign Currency Translation                                                        -               (724)

Increase (decrease) in cash and cash equivalents                                           4,450            (25,932)
Cash and cash equivalents, beginning of period                                             1,948             47,297
                                                                                  ---------------    ---------------
Cash and cash equivalents, end of period                                          $        6,398     $       21,365
                                                                                  ---------------    ---------------
                                                                                  ---------------    ---------------

  See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, as set forth in the STAR Telecommunications, Inc. ("STAR" or the "Company") Annual Report on Form 10-K. The results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2) BUSINESS AND PURPOSE

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

The Company operates several wholly-owned foreign subsidiaries to further expand its international network. The Company made substantial investments to install switch facilities in two of these subsidiaries, Star Europe Limited ("SEL") which is located in London, England, and Star Telecommunications Deutschland ("GmbH") which is located in Frankfurt, Germany. The Company uses these switching facilities to decrease international traffic termination costs and to initiate outbound calls from these local markets.

The Company provides domestic commercial long distance services throughout the United States through its subsidiaries CEO Telecommunications, Inc. ("CEO"), and CEO California, Inc. ("CEO CA"). In March 1999, the Company expanded its commercial operations through the acquisition of United Digital Network, Inc. and its affiliated companies ("UDN" now known as "Allstar Telecom"). The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period condensed consolidated financial statements presented have been restated to include the results of operations, financial position, and cash flows of UDN.

In February 1999, the Company completed its acquisition of PT-1 Communications, Inc. ("PT-1"). PT-1 is a provider of international and domestic long distance and local telecommunications services primarily through the marketing of prepaid phone cards. The transaction constituted a tax-free reorganization and has been accounted for as a purchase under Accounting Principles Board Opinion No. 16. Accordingly, the condensed consolidated financial statements presented include the results of operations, financial position and cash flows of PT-1 subsequent to the date of acquisition.

(3) NEW ACCOUNTING POLICIES

With the acquisition of PT-1, the Company entered the prepaid phone card business. Sales of prepaid phone cards are initially recorded as deferred revenue upon shipment. Revenue is recognized with the terms of the card as the ultimate card users utilize calling time and service fees are assessed.

(4) NET INCOME (LOSS) PER COMMON SHARE

The following schedule summarizes the information used to compute basic and diluted net income or loss per common share for the three month periods ended March 31, 1998 and 1999. No common share equivalents will be considered in the computation of diluted earnings per share for 1999 as the effect would be anti-dilutive (in thousands):

                                                                THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                            ----------------------
                                                              1998         1999
                                                            ---------    ---------
   Weighted number of common shares used to
       compute basic income (loss) per share                  36,633       52,628
   Weighted average common share equivalents                   2,192         -
                                                            ---------    ---------
   Weighted average number of common shares and
       share equivalents used to compute diluted
       income (loss) per share                                38,825       52,628
                                                            ---------    ---------
                                                            ---------    ---------

For the three month periods ended March 31, 1998 and 1999, stock options to purchase 5,000 and 3,683,000 shares, respectively, were excluded from the computation of diluted earnings per share as such options were anti-dilutive.

(5) COMPREHENSIVE INCOME (LOSS)

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". For year end financial statements, SFAS 130 requires that comprehensive income, which is the total of net income and all other non-owner changes in equity, be displayed in a financial statement, with the same prominence as other consolidated financial statements. For the year end financial statements, the Company displays the components of other comprehensive income (loss) in the consolidated statements of stockholders' equity. During the three month period ended March 31, 1998, comprehensive income equaled net income and during the three month period ended March 31, 1999, comprehensive loss consisting of foreign currency translation adjustments equaled $2,122,000, resulting in total comprehensive loss of $9,674,000.

 (6) SIGNIFICANT EVENTS

On February 4, 1999, the Company acquired PT-1, a New York based provider of international and domestic long distance and local prepaid phone cards. The Company issued 15,050,000 shares of its common stock and $19.5 million in short-term promissory notes for all outstanding shares, options, and warrants of PT-1. The Company also will issue, for no consideration, an additional 250,000 shares of common stock to certain PT-1 distributors. The Company will recognize the related compensation expense of approximately $2.8 million over the four year vesting period.

The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of PT-1 have been included with those of the Company since the date of acquisition. The purchase price has been allocated to assets and liabilities based on preliminary estimates of fair value as of the date of acquisition. The final allocation of the purchase price will be determined when appraisals and other studies are completed. Based on the preliminary allocation of the purchase price over the net assets acquired, goodwill of approximately $209 million was recorded. Such goodwill is being amortized on a straight-line basis over 20 years.

Pro forma revenue, net income (loss) and income (loss) per share of the combining companies for the three month periods ended March 31, 1998 and 1999, assuming the acquisition occurred at the beginning of each period presented, are as follows (in thousands):

                                                           THREE MONTHS
                                                               ENDED
                                                             MARCH 31,
                                                   -----------------------------
                                                       1998            1999
                                                   ------------    -------------
Revenue                                            $   254,434     $    249,058

Net income (loss)                                  $       163     $    (11,205)

Income (loss) per share:
     Basic                                         $     -         $      (0.19)
     Diluted                                       $     -         $      (0.19)

The historical pro forma financial results of STAR for 1998 and 1999 have been adjusted primarily for the historical results of PT-1, an increase in interest expense due to the short-term debt incurred to purchase PT-1, forgone interest on a $2 million payment made in connection with the acquisition, amortization of shares to be issued to distributors and amortization of goodwill. The pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented or of future operations of the combined companies.

In March 1999, the Company acquired UDN, a telephone service provider focused on switched and dedicated local and long distance, toll free and calling cards services to multinational corporations, in a transaction that was accounted for as a pooling of interests. The Company issued approximately 1,005,000 shares of common stock in exchange for all outstanding shares of UDN, plus 63,512 stock options in exchange for UDN options based on the exchange ratio of 1 to 0.1464. The accompanying condensed consolidated financials statements are restated to include the financial position and results of operations of UDN for all periods presented.

Net sales and historical net income (loss) of the combining companies for the three month periods ended March 31, 1998 and 1999, are as follows (in thousands):

                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                          ------------------------------
                                                              1998             1999
                                                          ------------     -------------
      Revenue:
                 STAR                                     $   129,269      $    223,274
                 UDN                                            8,673             7,478
                 Elimination                                   (1,385)           (2,543)
                                                          ------------     -------------
      Total                                               $   136,557      $    228,209
                                                          ------------     -------------
                                                          ------------     -------------

      Net income (loss):
                 STAR                                     $     1,893      $     (4,086)
                 UDN                                             (549)           (3,466)
                                                          ------------     -------------
      Total                                               $     1,344      $     (7,552)
                                                          ------------     -------------
                                                          ------------     -------------

(7) STATEMENTS OF CASH FLOWS

During the three month periods ended March 31, 1998 and 1999, cash paid for interest was approximately $762,000 and $1,381,000, respectively. For the same periods, cash paid for income taxes amounted to approximately $1,575,000 and $1,684,000, respectively.

Non-cash investing and financing activities, which are excluded from the consolidated statements of cash flows, are as follows (in thousands):

                                                                      THREE MONTHS
                                                                          ENDED
                                                                        MARCH 31,
                                                             --------------------------------
                                                                 1998               1999
                                                             --------------    ----------------
Equipment purchased through capital leases                   $      18,098     $       -
Tax benefits related to stock options                                4,643             -
Detail of acquisition:
   Fair value of assets acquired                                     -                 303,743
   Liabilities assumed                                               -                (144,563)
   Common stock issued                                               -                (153,578)
   Notes payable issued                                              -                 (19,500)
                                                             --------------    ----------------
                                                             $      22,741     $       (13,898)
                                                             --------------    ----------------
                                                             --------------    ----------------

(8) SEGMENT INFORMATION

At March 31, 1999, STAR has two separately managed business segments, North American and European long distance telecommunications.

                                                                         NORTH
THREE MONTHS ENDED, MARCH 31, 1998 (in thousands)                       AMERICAN        EUROPEAN          TOTAL
Revenues from external customers                                        $ 136,557       $      -        $136,557
Interest income                                                               205              -             205
Interest expense                                                              525            264             789
Depreciation and amortization                                               1,851            299           2,150
Segment net income (loss) before provision (benefit)
 for income taxes                                                           3,793           (915)          2,878
Segment assets                                                            117,453         35,537         152,990

                                                                         NORTH
THREE MONTHS ENDED, MARCH 31, 1999 (in thousands)                       AMERICAN        EUROPEAN          TOTAL
Revenues from external customers                                        $ 202,718       $ 25,491        $228,209
Interest income                                                               718             11             729
Interest expense                                                              897            316           1,213
Depreciation and amortization                                               6,598          2,132           8,730
Segment net loss before provision (benefit) for income taxes               (5,762)        (3,085)         (8,847)
Segment assets                                                            513,645        125,029         638,674

(9) NEW PRONOUNCEMENTS

In June 1998, the AICPA issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company has not yet analyzed the impact of this new standard. The Company will adopt the standard in January of 2000.

(10) SUBSEQUENT EVENTS

In April 1999, the Company signed a commitment letter with Foothill Capital Corporation ("Foothill") for a fully underwritten commitment for a revolving line of credit with up to $100 million in potential borrowings, based on eligibility. Borrowings on the facility are limited to 85 percent of eligible accounts receivable and are secured by substantially all of the assets of the Company. The credit facility provides for the borrowings at an interest rate of libor plus 300 basis points. The Company intends to use the credit facility to supplement working capital and to pay down the Company's existing line of credit with Sanwa Bank, California ("Sanwa") and PT-1's existing line of credit with Chase Manhattan Bank Corporation ("Chase"). The completion of the Foothill financing is subject to the execution of definitive loan documents and customary conditions for financing of this type.

On May 14, 1999, the Company received a waiver from Sanwa for failing to meet a financial covenant that requires the Company to maintain profitability every quarter. Additionally, on May 14, 1999 the Company received a waiver from Chase for PT-1's failure to repay the Chase line of credit following the Company's acquisition of PT-1. The Company intends to replace the $25 million Sanwa facility with the Foothill facility in May of 1999.

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

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                          -----------------------------
                                                               1998           1999
                                                          -------------    ------------
Revenues                                                       100%            100%
Operating expenses:
     Cost of services                                          85.5            84.5
     Selling, general and administrative                       10.0            13.8
     Depreciation and amortization                              1.6             3.8
     Merger expense                                             0.2             0.6
                                                          -------------    ------------
                                                               97.3           102.8
                                                          -------------    ------------
     Income (loss) from operations                              2.7            (2.8)
                                                          -------------    ------------
Other income (expense):
     Interest income                                            0.2             0.3
     Interest expense                                          (0.6)           (0.5)
     Other                                                     (0.1)           (0.9)
                                                          -------------    ------------
                                                               (0.5)           (1.1)
Income before provision for income taxes                        2.1            (3.9)
                                                          -------------    ------------
Provision (benefit) for income taxes                            1.1            (0.6)
                                                          -------------    ------------
Net income (loss)                                               1.0%           (3.3)%
                                                          -------------    ------------
                                                          -------------    ------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH, 31,
1999

Revenue: Total revenue increased 67.1% to $228.2 million in the first quarter of 1999 from $136.6 million in the first quarter of 1998. The increase is primarily a result of the continued growth in the European operations and the acquisition of PT-1 which was consummated on February 4, 1999 and was accounted for as a purchase. Had the merger with PT-1 not occurred during the first quarter of 1999, the Company's total revenues would have increased 33.8% to $182.8 million in the first quarter of 1999 from the first quarter of 1998.

Revenue from North American wholesale customers increased 6.6% to $127.7 million in the current quarter from $119.8 million in the prior year's first quarter. Minutes of use generated by North American wholesale customers increased 59.5% to 517.3 million minutes of use (including 45.1 million minutes of use from PT-1) in the first quarter of 1999, as compared to 324.4 million minutes of use in the comparable quarter of the year prior. This increase in revenue and minutes reflects the continued growth in the number of North American wholesale customers to 179 at March 31, 1999, up from 131 customers at March 31, 1998, as well as an increase in usage by existing customers. The increase in revenue for the first quarter of 1999 was substantially offset by a decline in rates per minute, as the average North American wholesale rate per minute of use declined to $0.25 for the current quarter as compared to $0.37 for the quarter ended March 31, 1998, reflecting continued lower prices on competitive routes. This decline is also attributable to a change in country mix that includes a larger proportion of lower rate per minute countries such as Mexico, Germany and the United Kingdom. The period to period decline in rate per minute was not a significant factor in the relative increase in minutes of use.

North American commercial revenue increased 346.4% to $75.0 million (including $61.0 million of revenue from PT-1 and $7.5 million of revenue from UDN) in the first quarter of 1999 from $16.8 million (including $8.7 million of revenue from UDN) in the first quarter of 1998. The increase is due primarily to the consummation of the PT-1 acquisition in the first quarter of 1999 which diversifies the Company's revenue base with the addition of prepaid phone-cards and dial around programs. Minutes of use generated by North American commercial customers increased 343.8% to 425.2 million minutes (including 354.7 million minutes of use from PT-1) in the first quarter of 1999, as compared to 95.8 million minutes of use in the comparable quarter of the prior year. The average North American commercial rate per minute increased to $0.18 cents per minute in 1999 from $0.16 cents per minute in 1998 primarily due to higher rates per minute of use realized from the PT-1 commercial programs.

The first quarter of 1999 also includes revenue of $25.5 million dollars generated from the European operations. Management believes that the prospects for growth in Germany remain strong as STAR Telecommunications Deutschland GmbH is fully utilizing its interconnect with Deutsche Telekom, AG as well as other European PTTs.

Cost of Services (Exclusive of Depreciation and Amortization): Total cost of services (exclusive of depreciation and amortization) increased 65.2% to $192.9 million in the first quarter of 1999 from $116.8 million in the first quarter of 1998 and decreased as a percentage of revenue for the same periods to 84.5% from 85.5%. Had the merger with PT-1 not occurred, the Company's total cost of services (exclusive of depreciation and amortization) would have increased 29.4% to $151.1 million in the first quarter of 1999, and would have decreased as a percentage of revenue to 82.7%.

Cost of services (exclusive of depreciation and amortization) from North American vendors increased 49.5% to $174.6 million in 1999 from $116.8 million in 1998 and increased as a percentage of North American revenue to 86.1% from 85.5%, respectively. The first quarter 1999 also includes cost of services (exclusive of depreciation and amortization) of $18.3 million generated from the European operations. The growth in cost of services reflects the increase in minutes of use from the wholesale sector, as well as commercial usage generated from the PT-1 customer base offset by an overall declining average cost per minute. The average cost per minute declined as a result of changes in country mix that include a larger proportion of lower cost per minute countries, competitive pricing pressures as well as an increasing proportion of traffic routed over the Company's proprietary network. The Company currently routes to over 55 countries on its global network. Management believes that countries will continue to be added to STAR's global network thereby contributing to an overall decline in cost per minute.

Selling, General and Administrative: For the first quarter of 1999, total selling, general and administrative expenses, exclusive of merger expenses, increased 130.3% to $31.5 million from $13.7 million in the first quarter of 1998 and increased as a percentage of revenues to 13.8% from 10.0% over the comparable 1998 period. The increase is primarily a result of continued growth in the Company's North American commercial and European operations, as well as the inclusion of selling, general, and administrative costs of PT-1. Excluding PT-1 operations, the Company's total selling, general, and administrative expenses increased 69.3% to $23.2 million in the first quarter of 1999 and as a percentage of revenues would have been 12.7%.

North American selling, general and administrative expenses increased 100.8% to $25.5 million in the first quarter of 1999 from $12.7 million in the comparable period of 1998. North American selling, general and administrative expenses increased as a percentage of North American revenue to 12.6% from 9.3%, respectively, primarily as a result of the development of new commercial programs. During the quarter, the Company established ten new sales offices to support a commercial sales force for Allstar Telecom and added 105 new sales representatives. In addition, the Company incurred substantial advertising, promotional, and other related expenses as it launched new phone-card and dial around programs.

Selling, general and administrative expenses related to the European operations amounted to $6.0 million in the first quarter of 1999, an increase from approximately $986,000 in the first quarter of 1998 reflecting continued expansion efforts in Europe. The Company expects overall selling, general and administrative expenses to continue to grow as a percentage of revenues as the Company adds personnel to become a carrier in additional European countries and continues to hire a sales force to expand its commercial customer base.

Depreciation and Amortization: Depreciation and amortization expense increased to $8.7 million for the first quarter of 1999 from $2.2 million for the first quarter of 1998, and increased as a percentage of revenues to 3.8% from 1.6% over the comparable period in the prior year. The increase is due in part to $1.7 million of goodwill amortization expense resulting from the acquisition of PT-1. In addition, depreciation expense increased with the operation of new switch sites, the purchase of additional fiber capacity to connect the Company's expanding network and leasehold improvements. Depreciation and amortization attributable to North American assets amounted to $6.6 million. European operations realized total depreciation and amortization of $2.1 million. STAR expects depreciation and amortization expense to continue to increase as a percentage of revenues as the Company continues to expand its global telecommunications network.

Income (Loss) from Operations: In the first quarter of 1999, loss from operations was $6.3 million compared to income from operations of $3.6 million in the first quarter of 1998. Operating margin in the first quarter 1999 was (2.8)% as compared to 2.7% in 1998. Operating margin decreased in the first quarter 1999 due to the losses following the Company's completion of two significant acquisitions and $1.4 million in merger expense. In addition, operating margin decreased due to the expansion of the North American commercial sales programs.

Other Income (Expense): The Company reported other expense, net, of $2.5 million in the first quarter of 1999 as compared to other expense, net, of approximately $744,000 for the first quarter of 1998. This increase is primarily due to the recognition of $3.2 million foreign currency translation loss related to the intercompany note between STAR and its German subsidiaries. Interest income earned on short-term investments increased to approximately $729,000 in the first quarter of 1999 from $205,000 in the first quarter of 1998. Interest expense increased to $1.2 million during the quarter 1999 from $789,000 in the first quarter of 1998 due to additional capital lease obligations for switches and interest incurred on borrowings from STAR's lines of credit.

Provision (benefit) for Income Taxes: The Company recorded a tax benefit of $1.3 million in the first quarter of 1999 due to operating losses. The provision for income taxes for the first quarter of 1998 was $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES.

As of March 31, 1999, STAR had cash and cash equivalents of approximately $21.4 million, short-term investments of $1.1 million, and a working capital deficit of $85.8 million.

As of March 31, 1999, STAR had $4.1 million outstanding on its $25 million revolving line of credit, which bears interest at the bank's cost of funds plus 175.0 basis points and expires on July 1, 1999. Available borrowing under the line of credit is further reduced by outstanding letters of credit in the amount of $6.5 million.

At March 31, 1999, STAR had capital lease obligations of $37.2 million and $13.8 million in term loans, relating to its switching facilities and operating equipment.

STAR provided net cash from operating activities of $18.6 million for the three months ended March 31, 1999, primarily from increases in accounts payable, accrued expenses and accrued network costs offset by increases in accounts and notes receivables. The increase in accounts and notes receivables were due to general increases in volume and an increase in European days sales outstanding. The Company's investing activities used cash of $22.7 million during the three months ended March 31, 1999, primarily for capital expenditures, offset by the effect of the PT-1 acquisition. The Company's financing activities used cash of approximately $21.1 million.

In April 1999, the Company signed a commitment letter with Foothill Capital Corporation ("Foothill") for a fully underwritten commitment for a revolving line of credit with up to $100 million in potential borrowings, based on eligibility. Borrowings on the facility are limited to 85 percent of eligible accounts receivable and are secured by substantially all of the assets of the Company. The credit facility provides for the borrowings at an interest rate of libor plus 300 basis points. The Company intends to use the credit facility to supplement working capital and to pay down the Company's existing line of credit with Sanwa Bank, California and PT-1's existing line of credit with Chase Manhattan Bank Corporation. The completion of the Foothill financing is subject to the execution of definitive loan documents and customary conditions for financing of this type.

STAR believes that the cash generated from operations, as well as funding under the Foothill revolving line of credit and available debt in the private or public market, will satisfy STAR's current liquidity needs. Nevertheless, as STAR continues to expand its network facilities, STAR's liquidity needs may increase, perhaps significantly, which could require STAR to seek such additional financing or the expansion of its borrowing capacity under current or new lines of credit.

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

STAR intends to conduct comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 readiness program. An integral part of STAR's non-information technology systems, its telecommunications switches, is not currently Year 2000 compliant. The respective vendors of STAR's twelve switches are in the process of upgrading the switches and have informed STAR that the switches will be compliant on or before July 1999. STAR does not believe that its other non-information technology systems will be affected by the Year 2000, but will not know definitively until STAR tests and evaluates such equipment during 1999. With respect to operations at PT-1, STAR is in the process of reviewing PT-1's Year 2000 critical matters to assess compliance issues. At this time, STAR has not completed its assessment of the nature of PT-1's Year 2000 compliance issues or the cost of redemption, if any.

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

The costs associated with STAR's Year 2000 compliance efforts will be incurred throughout 1999. STAR estimates the costs of such efforts will be between $70,000 and $150,000 over the life of the project; though such expenditures may increase materially following testing of non-information technology systems and the evaluation of the Year 2000 compliance status of integral third party vendors and customers. Costs incurred to date in connection with STAR's Year 2000 compliance efforts have been immaterial and will be expensed as incurred.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

FOREIGN CURRENCY RISK. As a global enterprise, the Company faces exposure to adverse movements in foreign currency exchange rates. The Company's foreign currency exposures may change over time as the level of activity in foreign markets grows and could have a material adverse impact upon the Company's financial results. No material changes have occurred in the quarter that would impact the Company's exposure to foreign currency risk.

INTEREST RATE RISK. The Company has borrowings under various line of credit agreements and long-term debt for capital equipment. Some of these agreements are based on variable interest rates. At any time, a sharp rise in interest rates could have a material adverse impact upon the Company's cost of working capital and interest expense. No material changes have occurred in the quarter that would impact the Company's exposure to interest rate risk.

PART II.  OTHER INFORMATION

ITEM 2.    CHANGE IN SECURITIES.

On February 4, 1999, the Company issued approximately 15.05 million shares of common stock, $0.001 par value per share, of the Company ("STAR Common Stock") to the stockholders of PT-1 Communications, Inc. ("PT-1") as partial consideration for all of the outstanding capital stock of PT-1. In connection with the acquisition of PT-1, the Company will issue for no consideration 250,000 shares of STAR Common Stock to selected independent distributors of PT-1. The issuance of the 15.3 million shares of STAR Common Stock was exempt from registration under the Securities Act of 1933 (the "Act") pursuant to
Section 4(2) of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Pursuant to the terms of the Company's revolving line of credit with Sanwa Bank, California ("Sanwa") the Company was required, among other things, to maintain profitability on a quarterly basis. The Company's net loss for the quarter ended March 31, 1999 resulted in a breach of such convenant. On May 14, 1999 the Company received a written waiver of such breach from Sanwa. Pursuant to the terms of PT-1's revolving line of credit with Chase Manhattan Bank Corporation ("Chase"), PT-1 was to repay the balance due thereunder on a change of control. To date, the Chase line of credit has not been repaid. On May 14, 1999 the Company received a waiver from Chase of this breach.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(b) The Company filed a Current Report on Form 8-K on April 6, 1999 pursuant to Item 2 "Acquisition or Disposition of Assets", disclosing the Company's acquisition of all of the outstanding capital stock of United Digital Network, Inc.

         The Company filed a Current Report on Form 8-K on February 19, 1999 pursuant to Item 2 "Acquisition or Disposition of Assets", disclosing the Company's acquisition of all of the outstanding capital stock of PT-1.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STAR TELECOMMUNICATIONS, INC.

Dated:  May 14, 1999                 By: /s/ Christopher E. Edgecomb
                                         -------------------------------------
                                         Christopher E. Edgecomb
                                         Chief Executive Officer and Director
                                         (Principal Executive Officer)



                                     By: /s/ John J. Pasini
                                         -------------------------------------
                                         John J. Pasini
                                         Vice President of Finance
                                         (Principal Accounting Officer)