Form 10-Q
period 1999-06-30
STAR TELECOMMUNICATIONS INC
filed 1999-08-16
CIK 1026486

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X   No__

As of August 5th, 1999, the number of the registrant's Common Shares of $.001 par value outstanding was 58,550,686.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                              PAGE
PART I - FINANCIAL INFORMATION:

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets As Of
         December 31, 1998 And June 30, 1999 (unaudited)                                        3

         Condensed Consolidated Statements Of Operations For The
         Three And Six Month Periods Ended June 30, 1998 And 1999 (unaudited)                   4

         Condensed Consolidated Statements Of Cash Flows For The
         Six Month Periods Ended June 30, 1998 And 1999 (unaudited)                             5

         Notes To Condensed Consolidated Financial Statements                                   7

Item 2:  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations                                                   12

Item 3:  Quantitative And Qualitative Disclosures About Market Risks                           19

PART II - OTHER INFORMATION                                                                    20

ITEM 1.  Financial Statements


                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except for share data)

                                                                                    December 31,            June 30,
                                                                                       1998                   1999
                                                                               -------------------    ------------------
                                                                                                          (Unaudited)
Current Assets:

   Cash and cash equivalents                                                   $           47,297     $           9,366
   Short-term investments                                                                     835                 1,554
   Accounts and notes receivable, net                                                     100,235               133,779
   Receivable from related parties                                                            762                 1,984
   Other current assets                                                                    43,581                54,236
                                                                               -------------------    ------------------
              Total current assets                                                        192,710               200,919
                                                                               -------------------    ------------------

Property and equipment, net                                                               170,952               248,925

Other Assets:
   Goodwill, net                                                                                -               205,876
   Other                                                                                   10,989                17,106
                                                                               -------------------    ------------------
              Total assets                                                     $          374,651     $         672,826
                                                                               ===================    ==================

Current Liabilities:
   Revolving lines of credit                                                   $           19,330     $          44,206
   Current portion of long-term obligations                                                10,652                10,216
   Accounts payable                                                                        43,989                73,465
   Other accrued expenses                                                                  15,772                34,422
   Taxes Payable                                                                            1,640                 6,516
   Related party payable                                                                    2,267                 1,685
   Accrued network cost                                                                    51,262               116,523
   Deferred revenue                                                                         1,100                37,483
                                                                               -------------------    ------------------
              Total current liabilities                                                   146,012               324,516
                                                                               -------------------    ------------------
Long-Term Liabilities:
   Long-term obligations, net of current portion                                           29,407                33,880
   Other long-term liabilities                                                              3,641                 7,805
                                                                               -------------------    ------------------
              Total long-term liabilities                                                  33,048                41,685
                                                                               -------------------    ------------------
Stockholders' Equity:
   Common Stock $.001 par value:
     Authorized - 100,000,000 shares                                                           43                    58
   Additional paid-in capital                                                             207,466               364,423
   Deferred compensation                                                                        -                (2,511)
   Accumulated other comprehensive income (loss)                                              188                (4,185)
   Note receivable from stockholder                                                             -                (3,570)
   Accumulated deficit                                                                    (12,106)              (47,590)
                                                                               -------------------    ------------------
              Total stockholders' equity                                                  195,591               306,625
                                                                               -------------------    ------------------
              Total liabilities and stockholders' equity                       $          374,651      $        672,826
                                                                               ===================    ==================

    See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                                   Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                           --------------------------------   -------------------------------
                                                               1998              1999             1998              1999
                                                           --------------------------------   -------------------------------
                                                                      (Unaudited)                      (Unaudited)
Revenue                                                        $ 138,901         $ 272,269       $ 275,458         $ 500,478
Operating expenses:
        Cost of services                                         117,940           248,589         234,751           441,503
        Selling, general and
          administrative expenses                                 13,607            45,588          27,267            77,053
        Depreciation and amortization                              3,018            10,910           5,168            19,640
        Merger expense                                                 -               430             314             1,872
                                                           --------------    --------------   -------------     -------------
                                                                 134,565           305,517         267,500           540,068
                                                           --------------    --------------   -------------     -------------
        Income (loss) from operations                              4,336           (33,248)          7,958           (39,590)
                                                           --------------    --------------   -------------     -------------
Other income (expense):
        Interest income                                            1,294               946           1,499             1,675
        Interest expense                                            (873)           (2,319)         (1,662)           (3,532)
        Other                                                        (97)               98            (257)           (1,923)
                                                           --------------    --------------   -------------     -------------
                                                                     324            (1,275)           (420)           (3,780)
                                                           --------------    --------------   -------------     -------------
        Income (loss) before provision (benefit)
           for income taxes                                        4,660           (34,523)          7,538           (43,370)

Provision (benefit) for income taxes                               2,296            (6,591)          3,830            (7,886)
                                                           --------------    --------------   -------------     -------------
Net income (loss)                                              $   2,364         $ (27,932)      $   3,708         $ (35,484)
                                                           ==============    ==============   =============     =============

Basic income (loss) per share                                  $    0.06         $   (0.48)      $   (0.10)        $   (0.64)
                                                           ==============    ==============   =============     =============

Diluted income (loss) per share                                $    0.06         $   (0.48)      $   (0.09)        $   (0.64)
                                                           ==============    ==============   =============     =============

    See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                  -----------------------------
                                                                                       1998             1999
                                                                                  -----------------------------
                                                                                          (Unaudited)
Cash Flows From Operating Activities:
     Net income (loss)                                                            $     3,708     $   (35,484)
     Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
         Depreciation and amortization                                                  5,168          19,640
         Interest on note discount                                                         55               -
         Compensation expense relating to stock options                                    30               -
         Provision for doubtful accounts                                                1,067           9,999
         Deferred income taxes                                                         (2,234)         (1,427)
         Deferred compensation                                                             52               -
         Other                                                                              7               -
         Change in assets and liabilities net of effects from purchase of PT-1:
            Accounts and notes receivable, net                                        (24,133)        (57,001)
            Receivable from related parties                                                 -            (473)
            Prepaid expenses                                                                -          (4,451)
            Other assets                                                                2,634           3,359
            Accounts payable                                                           13,454          18,703
            Related party payable                                                           -          (1,749)
            Accrued network cost                                                        9,539          54,233
            Other accrued expenses                                                          -          17,834
            Deferred revenue                                                                -          (3,113)
            Other liabilities                                                             681          (6,705)
                                                                                  ------------    ------------
                Net cash provided by operating activities                              10,028          13,365
                                                                                  ------------    ------------
Cash Flows From Investing Activities:
     Capital expenditures                                                             (48,480)        (51,932)
     Short-term investments                                                           (95,752)            444
     Purchase of PT-1, net of cash acquired                                                 -          (4,435)
     Payment to former shareholder of PT-1                                                  -          (2,000)
     Other long-term assets                                                                 -          (5,408)
                                                                                  ------------      ----------
                Net cash used in investing activities                                (144,232)        (63,331)
                                                                                  ------------    ------------

    See accompanying notes to the condensed condolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                  -----------------------------
                                                                                        1998           1999
                                                                                  -----------------------------
                                                                                          (Unaudited)
Cash Flows From Financing Activities:
 Borrowings under lines of credit                                                           -         147,487
 Repayments under lines of credit                                                           -        (127,611)
 Repayments under lines of credit with stockholder                                        (65)              -
 Borrowings under long-term debt                                                            -             700
 Payments under long-term debt and capital lease obligations                           (4,454)         (9,251)
 Issuance of common stock                                                             145,135               -
 Stock options exercised                                                                1,470             583
 Other financing activities                                                               (11)            (48)
                                                                                  ------------      ----------
           Net cash provided by financing activities                                  142,075          11,860
                                                                                  ------------      ----------


Effects Of Foreign Currency Translation                                                     -             175

Increase (decrease) in cash and cash equivalents                                        7,871         (37,931)
Cash and cash equivalents, beginning of period                                          1,948          47,297
                                                                                  ------------    ------------
Cash and cash equivalents, end of period                                          $     9,819     $     9,366
                                                                                  ============    ============

    See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, as set forth in the STAR Telecommunications, Inc. ("STAR" or the "Company") Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the current year presentation. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

The Company operates several wholly-owned foreign subsidiaries to further expand its international network. The Company made substantial investments to install switch facilities in two of these subsidiaries, Star Europe Limited ("SEL") which is located in London, England, and Star Telecommunications Deutschland Holding, GmbH and affiliates ("GmbH") which is located in Frankfurt, Germany. The Company uses these switching facilities to decrease international traffic termination costs and to initiate outbound calls from these local markets.

The Company provides domestic commercial long distance services throughout the United States through its subsidiaries CEO Telecommunications, Inc. ("CEO"), and CEO California Telecommunications, Inc. ("CEO CA"). In March 1999, the Company expanded its commercial operations through the acquisition of United Digital Network, Inc. and its affiliated companies ("UDN" now known as "Allstar Telecom"). The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position, and cash flows of UDN.

In February 1999, the Company completed its acquisition of PT-1 Communications, Inc. ("PT-1"). PT-1 is a provider of international and domestic long distance and local telecommunications services primarily through the marketing of prepaid phone-cards and dial around service. The transaction constituted a tax-free reorganization and has been accounted for as a purchase under Accounting Principles Board Opinion No. 16. Accordingly, the condensed consolidated financial statements presented include the results of operations, financial position and cash flows of PT-1 subsequent to the date of acquisition.

(3) NEW ACCOUNTING POLICIES

With the acquisition of PT-1, the Company entered the prepaid phone-card business. Sales of prepaid phone-cards are initially recorded as deferred revenue upon shipment. Revenue is recognized with the terms of the card as the ultimate card users utilize calling time and service fees are assessed.

(4) NET INCOME (LOSS) PER COMMON SHARE

The following schedule summarizes the information used to compute basic and diluted net income or loss per common share for the three and six month periods ended June 30, 1998 and 1999. No common share equivalents were considered in the computation of diluted earnings per share for 1999 as the effect would be anti-dilutive (in thousands):

                                                               THREE MONTHS               SIX MONTHS
                                                                   ENDED                     ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                            ----------------------    ----------------------
                                                             1998          1999         1998         1999
                                                            --------     ---------    ---------    ---------
      Weighted number of common shares used to
          compute basic income (loss) per share              40,632         58,419      38,631       55,541
      Weighted average common share equivalents               2,052              -       2,059            -
                                                            --------     ---------    ---------    ---------
      Weighted average number of common shares and
          share equivalents used to compute diluted
          income (loss) per share                            42,684         58,419      40,690       55,541
                                                            ========     =========    =========    =========

For the three and six month periods ending June 30, 1998, options to purchase 43,400 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, as the exercise prices of these options were greater than the average market price of the Company's common stock. For the three and six month periods ended June 30, 1999, stock options for 3,795,000 shares were excluded from the computation of diluted earnings per share as such options were anti-dilutive.

(5) COMPREHENSIVE INCOME (LOSS)

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". For year end financial statements, SFAS 130 requires that comprehensive income, which is the total of net income (loss) and all other non-owner changes in equity, be displayed in a financial statement, with the same prominence as other consolidated financial statements. For the year end financial statements, the Company displays the components of other comprehensive income (loss) in the consolidated statements of stockholders' equity. During the three and six month periods ended June 30, 1998, comprehensive income equaled net income and during the three and six month periods ended June 30, 1999, comprehensive loss consisting of foreign currency translation adjustments of $2,251,000 and $4,373,000, respectively, resulting in total comprehensive loss of $30,183,000 and $39,857,000, respectively.

 (6) SIGNIFICANT EVENTS

On February 4, 1999, the Company acquired PT-1, a New York based provider of international and domestic long distance and local prepaid phone-cards. The Company issued 15,050,000 shares of its common stock and $19.5 million in short-term promissory notes for all outstanding shares, options, and warrants of PT-1. The Company also will issue, for no consideration, an additional 250,000 shares of common stock to certain PT-1 distributors. The Company is recognizing the related compensation expense of approximately $2.8 million over the four year vesting period.

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

Pro forma revenue, net loss and loss per common share of the combining companies for the six month period ended June 30, 1998 and 1999, assuming the acquisition occurred at the beginning of each period presented, are as follows (in thousands):

                                                     SIX MONTHS
                                                       ENDED
                                                      JUNE 30,
                                           -------------------------------
                                               1998              1999
                                           -------------    --------------
      Revenue:                             $    509,580     $     521,327
                                           =============    ==============

      Net loss:                            $     (5,273)    $     (43,340)
                                           =============    ==============

      Loss per share:

             Basic                         $      (0.14)    $       (0.78)
                                           =============    ==============
             Diluted                       $      (0.13)    $       (0.78)
                                           =============    ==============

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

In March 1999, the Company acquired UDN, a telephone service provider focused on switched and dedicated local and long distance, toll free and calling cards services to multinational corporations, in a transaction that was accounted for as a pooling of interests. The Company issued approximately 1,005,000 shares of common stock in exchange for all outstanding shares of UDN, plus 36,142 stock options in exchange for UDN options based on the exchange ratio of 1 to 0.1464. The accompanying condensed consolidated financials statements are restated to include the financial position and results of operations of UDN for all periods presented.

On June 9, 1999, the Company entered into a two-year agreement with Foothill Capital Corporation, as agent ("Foothill"), and certain lenders for a credit facility (the "Facility") with up to $100 million in available borrowings, based on eligibility. The Facility consists of a $75 million revolving line of credit that is limited to eligible accounts receivable and a $25 million term loan. As of June 30, 1999, the Company had $19.2 million outstanding on its revolving line of credit, which bears interest at libor plus 300 basis points. Total availability on the line of credit after outstanding letters of credit was $11.6 million on June 30, 1999. Additionally, as of June 30, 1999 the Company had $25 million outstanding on the term portion of the Facility, which bears interest at the bank's prime rate plus 600 basis points. The Facility has certain financial and non-financial covenants that include, among other restrictions, meeting predetermined earnings thresholds before all interest expenses, taxes, depreciation and amortization ("EBITDA").

On August 13, 1999, the Company entered into a letter agreement pursuant to which Foothill and the lenders agreed to take no action under the Facility regarding the Company's failure to meet the EBITDA and tangible net worth covenants for the period ended June 30, 1999. In exchange for such forebearance, the Company agreed to pay to Foothill a fee of $50,000 and additional interest of two percent on both the term loan and the revolving credit facility. The Company, Foothill and the lenders have agreed to review the Facility in its entirety and to amend all appropriate provisions, including without limitation, the EBITDA and tangible net worth covenants. Based on prelimenary discussions between the Company and Foothill, such amendment will also include the reduction of eligible borrowings on the line of credit to $30 million from $75 million, the provision of additional security to Foothill and a modification of the expiration date of the term loan to January 31, 2000, from June 9, 2000. Among other things, this change would have reduced the total availability on the line of credit to $6.4 million as of June 30, 1999.

Effective April 1, 1999, management recharacterized the balance of the inter-company loan from STAR to GmbH from a note payable to equity. As a result, the translation effect on the note balance after April 1,

1999 is reflected as other comprehensive loss in the accompanying financial statements.

During the quarter, GmbH recorded a cost of services accrual of approximately $6.7 million for a retroactive rate increase imposed by a European telecom carrier that is currently being disputed. The outcome of this dispute is not determinable as of June 30, 1999.

(7) STATEMENTS OF CASH FLOWS

During the six month periods ended June 30, 1998 and 1999, cash paid for interest was approximately $1,539,000 and $3,349,000, respectively. For the same periods, cash paid for income taxes amounted to approximately $1,576,000 and $1,806,000, respectively.

Non-cash investing and financing activities, which are excluded from the consolidated statements of cash flows, are as follows (in thousands):

                                                                                        SIX MONTHS
                                                                                           ENDED
                                                                                          JUNE 30,
                                                                             ---------------------------------
                                                                                 1998               1999
                                                                             --------------    ---------------
Equipment purchased through capital leases                                   $      21,604     $          158
Assets acquired through vendor financing                                             -                  3,925
Tax benefits related to stock options                                                4,966                  -
Detail of acquisition:
   Fair value of assets acquired                                                     -                303,743
   Liabilities assumed                                                               -               (144,563)
   Common stock issued                                                               -               (153,578)
   Notes payable issued                                                              -                 (1,167)
                                                                             --------------    ---------------
                                                                             $      26,570     $        8,518
                                                                             ==============    ===============

(8) SEGMENT INFORMATION

At June 30, 1999, STAR has two separately managed business segments, North American and European long distance telecommunications. During the first quarter of 1999, the Company began operating in the Pacific Rim through two joint ventures. Earnings from operations in the Pacific Rim are included with the North American segment. Total earnings from the Pacific Rim represent less than five percent of the total for the North American segment.

                                                             NORTH
  THREE MONTHS ENDED, JUNE 30, 1998 (in thousands)          AMERICAN        EUROPEAN        TOTAL
  Revenues from external customers                          $ 138,707           $ 194       $138,901
  Interest income                                               1,294               -          1,294
  Interest expense                                                528             345            873
  Depreciation and amortization                                 2,350             668          3,018
  Segment net income (loss) before provision for
     income taxes                                               6,879          (2,219)         4,660
  Segment assets                                              291,060          34,832        325,892

                                                             NORTH
  THREE MONTHS ENDED, JUNE 30, 1999 (in thousands)          AMERICAN        EUROPEAN           TOTAL
  Revenues from external customers                          $ 245,814        $ 26,455        $272,269
  Interest income                                                 928              18             946
  Interest expense                                              1,271           1,048           2,319
  Depreciation and amortization                                 8,439           2,471          10,910
  Segment net loss before benefit for income taxes            (22,685)        (11,838)        (34,523)
  Segment assets                                              527,337         145,489         672,826

                                                                            NORTH
SIX MONTHS ENDED, JUNE 30, 1998 (in thousands)                             AMERICAN       EUROPEAN          TOTAL
Revenues from external customers                                           $275,263        $   195         $275,458
Interest income                                                               1,499              -            1,499
Interest expense                                                              1,053            609            1,662
Depreciation and amortization                                                 4,200            968            5,168
Segment net income (loss) before provision for income taxes                  10,671         (3,133)           7,538
Segment assets                                                              291,060         34,832          325,892

                                                                            NORTH
SIX MONTHS ENDED, JUNE 30, 1999 (in thousands)                             AMERICAN       EUROPEAN          TOTAL
Revenues from external customers                                           $448,532        $51,946         $500,478
Interest income                                                               1,646             29            1,675
Interest expense                                                              1,407          2,125            3,532
Depreciation and amortization                                                15,037          4,603           19,640
Segment net loss before benefit for income taxes                            (28,447)       (14,923)         (43,370)
Segment assets                                                              527,337        145,489          672,826

(9) NEW PRONOUNCEMENTS

In June 1998, the AICPA issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company has not yet analyzed the impact of this new standard. The Company will adopt the standard in January of 2000.

(10) SUBSEQUENT EVENTS

On August 5, 1999, the Company further expanded its international network by completing the development of its new switch site in Vienna, Austria. The switch site is expected to decrease international termination costs and initiate outbound calls from the local market. STAR began initiating traffic over this switch for its first customer on August 9, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of such terms as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of numerous factors including among others, the following: (i) changes in customer rates per minute; (ii) foreign currency fluctuations; (iii) termination of certain service agreements or inability to enter into additional service agreements; (iv) inaccuracies in the Company's forecast of traffic growth; (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vi) foreign political or economic instability; (vii) changes in the availability of transmission facilities; (viii) loss of the services of key officers; (ix) loss of a customer which provides significant revenues to the Company; (x) highly competitive market conditions in the industry; and (xi) concentration of credit risk. The foregoing review of the important factors should not be considered as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following table sets forth income statement data as a percentage of revenues for the periods indicated.

                                                           THREE MONTHS                  SIX MONTHS
                                                          ENDED JUNE 30,               ENDED JUNE 30,
                                                     -------------------------     ------------------------
                                                        1998          1999           1998          1999
                                                     -----------     ---------     ----------     ---------
Revenues                                               100.0     %    100.0    %     100.0    %    100.0    %
Operating expenses:
     Cost of services                                   84.9           91.3           85.2          88.2
     Selling, general and administrative                 9.8           16.7            9.9          15.4
     Depreciation and amortization                       2.2            4.0            1.9           3.9
     Merger expense                                      -              0.2            0.1           0.4
                                                     -----------     ---------     ----------     ---------
                                                        96.9          112.2           97.1         107.9
                                                     -----------     ---------     ----------     ---------
     Income (loss) from operations                       3.1          (12.2)           2.9          (7.9)
                                                     -----------     ---------     ----------     ---------
Other income (expense):
     Interest income                                     0.9            0.3            0.5           0.3
     Interest expense                                   (0.6)          (0.9)          (0.6)         (0.7)
     Other                                              (0.1)           0.1           (0.1)         (0.4)
                                                     -----------     ---------     ----------     ---------
                                                         0.2           (0.5)          (0.2)         (0.8)
                                                     -----------     ---------     ----------     ---------
    Income (loss) before provision for income
       taxes                                             3.4          (12.7)           2.7          (8.7)
                                                     -----------     ---------     ----------     ---------
Provision (benefit) for income taxes                     1.7           (2.4)           1.4          (1.6)
                                                     -----------     ---------     ----------     ---------
Net income (loss)                                        1.7     %    (10.3)   %       1.3     %    (7.1)    %
                                                     ===========     =========     ==========     =========

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues: Total revenues increased 96.0% to $272.3 million in the second quarter of 1999 from $138.9 million in the second quarter of 1998. The increase is primarily a result of the continued growth in the European operations and the North American commercial operations, which contributed revenues from prepaid phone-card and dial around programs.

Revenues from North American wholesale customers decreased 0.9% to $121.1 million in the current quarter from $122.2 million in the prior year's second quarter. Minutes of use generated by North American wholesale customers increased 68.0% to 585.5 million minutes of use in the second quarter of 1999, as compared to 348.5 million minutes of use in the comparable quarter of the year prior. The increase in minutes reflects the continued growth in the number of North American wholesale customers to 223 at June 30, 1999, up from 146 customers at June 30, 1998, as well as an increase in usage by existing customers. The decrease in revenue for the second quarter of 1999 resulted from a significant decline in rates per minute, as the average North American wholesale rate per minute of use declined to $0.21 for the current quarter as compared to $0.36 for the quarter ended June 30, 1998, reflecting continued lower prices on competitive routes. This decline is also attributable to a larger proportion of lower rate per minute countries such as Mexico, Germany, the United Kingdom, Canada and Japan. The Company anticipates that North American wholesale rates will continue to deteriorate in the foreseeable future. The period to period decline in rate per minute was not a significant factor in the relative increase in minutes of use.

North American commercial revenues increased over 650% to $124.7 million in the second quarter of 1999 from $16.5 million in the second quarter of 1998. The increase is due primarily to the consummation of the PT-1 acquisition in the first quarter of 1999 which diversified the Company's revenue base with both prepaid phone-card and dial around programs. Minutes of use generated by North American commercial customers increased over 700% to 775.9 million minutes in the second quarter of 1999, as compared to 95.4 million minutes of use in the comparable quarter of the prior year. The average North American commercial rate per minute increased to $0.16 cents per minute in the second quarter of 1999 from $0.15 cents per minute in the second quarter of 1998 primarily due to the increase in commercial usage from the prepaid phone-card and dial around programs.

The second quarter of 1999 also includes revenues of $26.5 million, as compared to approximately $194,000 in the second quarter of 1998, generated from the European operations. Management believes that the prospects for growth in Europe remain strong as STAR Telecommunications Deutschland GmbH is fully utilizing its interconnect with Deutsche Telekom AG, as well as with other European PTTs. In addition, management expects continued growth in European revenues as the Company expands into Austria and Switzerland.

Cost of Services (Exclusive of Depreciation and Amortization): Total cost of services (exclusive of depreciation and amortization) increased over 100% to $248.6 million in the second quarter of 1999 from $117.9 million in the second quarter of 1998 and increased as a percentage of revenues for the same periods to 91.3% from 84.9%.

Cost of services (exclusive of depreciation and amortization) from North American vendors increased 87.8% to $219.9 million in the second quarter of 1999 from $117.1 million in the second quarter of 1998 and increased as a percentage of North American revenues to 89.5% from 84.4%, respectively. The growth in cost of services reflects the increase in minutes of use from the commercial usage generated from prepaid phone-card and dial around programs offset by an overall declining average cost per minute. The average cost per minute declined as a result of competitive pricing pressures, a larger proportion of lower cost per minute countries, as well as an increasing proportion of traffic routed over the Company's proprietary network. Currently, the Company's global network extends to over 60 countries. Management believes that the average cost per minute will continue to decline as STAR further expands its domestic and international network. Cost of services (exclusive of depreciation and amortization) for the quarter ended June 30, 1999, were negatively impacted as a result of delays in delivery for domestic network capacity which resulted in redundant leased line costs. Management anticipates delivery and acceptance of this capacity in the third and fourth quarters of 1999, although there can be no assurances in that regard.

The second quarter of 1999 also includes cost of services (exclusive of depreciation and amortization) of

$28.7 million generated from the European operations. The increase in cost of services (exclusive of depreciation and amortization) from the European operations was attributable to increased usage and an accrual of approximately $6.7 million for a retroactive rate increase imposed by a European telecom carrier, that is currently being disputed by the Company.

Selling, General and Administrative: For the second quarter of 1999, total selling, general and administrative expenses increased over 200% to $45.6 million from $13.6 million in the second quarter of 1998 and increased as a percentage of revenues to 16.7% from 9.8% over the comparable 1998 period. The increase is primarily a result of continued growth in the Company's North American commercial and European operations.

North American selling, general and administrative expenses increased over 200% to $38.6 million in the second quarter of 1999 from $12.0 million in the comparable period of 1998. North American selling, general and administrative expenses increased as a percentage of North American revenue to 15.7% from 8.7%, respectively. The provision for bad debt increased in the quarter due, in part, to reserve for a commercial customer of UDN. In addition, payroll and commission expenses continued to increase in the second quarter of 1999 in support of the Allstar Telecom commercial sales program ramp up. The Company also incurred substantial advertising, promotional, and other related expenses as the dial around program was expanded. In addition, the second quarter of 1999 included increased professional fees as a result of tax planning efforts for the domestic and international subsidiaries.

Selling, general and administrative expenses related to the European operations increased over 300% to $7.0 million in the second quarter of 1999, from approximately $1.6 million in the second quarter of 1998. This increase reflects the Company's commitment to continue expansion efforts in Europe by adding personnel to become a carrier in additional European countries and to expand the Company's commercial sales force in Germany.

Depreciation and Amortization: Depreciation and amortization expense increased more than 250% to $10.9 million for the second quarter of 1999 from $3.0 million for the second quarter of 1998, and increased as a percentage of revenues to 4.0% from 2.2% over the comparable period in the prior year. The increase is due in part to approximately $2.6 million of goodwill amortization expense for the period resulting from the acquisition of PT-1. In addition, depreciation expense increased with the operation of new switch sites, the purchase of additional fiber capacity to connect the Company's expanding network and leasehold improvements. Depreciation and amortization attributable to North American assets amounted to $8.4 million. European operations realized total depreciation and amortization of $2.5 million. STAR expects depreciation and amortization expense to continue to increase as a percentage of revenues as the Company continues to expand its global telecommunications network.

Income (Loss) from Operations: In the second quarter of 1999, loss from operations was $33.2 million as compared to income from operations of $4.3 million in the second quarter of 1998. Operating margin in the second quarter of 1999 was a negative 12.2% as compared to a positive 3.1% in 1998. Operating margin decreased in the second quarter of 1999 primarily due to rate compression in the wholesale market, an accrued rate dispute related to European operations, and additional bad debt reserves, as well as increased payroll, commission and operating expenses attributable to the Company's expansion of its commercial programs.

Other Income (Expense): The Company reported other expense, net, of $1.3 million in the second quarter of 1999 as compared to other income, net, of approximately $324,000 for the second quarter of 1998. This decrease is primarily due to interest expense of $2.3 million in the current quarter as opposed to approximately $873,000 in the second quarter of 1998. The increase is primarily due to interest expense incurred on borrowings from STAR's line of credit. In addition, the decrease in other income for the quarter ending June 30, 1999, is due to a decrease in interest income to approximately $946,000 from $1.3 million in the second quarter of 1998. In the second quarter of 1998, the Company earned a substantial amount of interest on the proceeds from its May 1998, secondary equity offering.

Provision (Benefit) for Income Taxes: The Company recorded a tax benefit of $6.6 million in the second quarter of 1999 due to operating losses. The provision for income taxes for the second quarter of 1998 was $2.3 million.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenues: Total revenues increased 81.7% to $500.5 million in the first half of 1999 from $275.5 million in the first half of 1998. The increase is primarily a result of the continued growth in the European operations and the North American commercial operations which contributed revenues from prepaid phone-card and dial around programs from PT-1. Had the acquisition of PT-1 not occurred during the first quarter of 1999, the Company's total revenues would have increased 29.2% to $355.9 million in the first half of 1999 as compared to the first half of 1998.

Revenues from North American wholesale customers increased 2.8% to $248.8 million in the six months ended June 30, 1999 from $242.0 million in the six months ended June 30, 1998. Minutes of use generated by North American wholesale customers increased 63.5% to 1.1 billion minutes of use (including
61.7 million minutes of use from PT-1) in the first half of 1999, as compared to 672.9 million minutes of use in the comparable period of the year prior. The increase in minutes reflects the continued growth in the number of North American wholesale customers to 223 at June 30, 1999, up from 146 customers at June 30, 1998, as well as an increase in usage by existing customers. The increase in revenue for the first half of 1999 resulted from the increase in minutes of use offset by a decline in average rates per minute. The average North American wholesale rate per minute of use declined to $0.23 for the current six month period as compared to $0.36 for the six month period ended June 30, 1998, reflecting continued lower prices on competitive routes. This decline is also attributable to a change in country mix that includes a larger proportion of lower rate per minute countries such as Mexico, Germany, the United Kingdom, Canada and Japan. The period to period decline in rate per minute was not a significant factor in the relative increase in minutes of use.

North American commercial revenues increased over 450% to $199.7 million (including $175.2 million of revenue from PT-1) in the first half of 1999 from $33.3 million in the first half of 1998. The increase is due primarily to the consummation of the PT-1 acquisition in the first quarter of 1999 which diversified the Company's revenue base with both prepaid phone-card and dial around programs. Minutes of use generated by North American commercial customers increased over 500% to 1.2 billion minutes (including 1.1 billion minutes of use from PT-1) in the first half of 1999, as compared to 191.2 million minutes of use in the comparable six month period of the prior year. The average North American commercial rate per minute increased to $0.16 cents per minute in the first half of 1999 from $0.15 cents per minute in the first half of 1998 primarily due to the increase in commercial usage from the prepaid phone-card and dial around programs.

The first half of 1999 also includes revenues of $52.0 million, as compared to approximately $195,000 in the first half of 1998, generated from the European operations. Management believes that the prospects for growth in Europe remain strong as STAR Telecommunications Deutschland GmbH is fully utilizing its interconnect with Deutsche Telekom AG, as well as with other European PTTs. In addition, management expects continued growth in European revenues as the Company expands into Austria and Switzerland.

Cost of Services (Exclusive of Depreciation and Amortization): Total cost of services (exclusive of depreciation and amortization) increased 88.1% to $441.5 million in the first half of 1999 from $234.8 million in the first half of 1998 and increased as a percentage of revenues for the same periods to 88.2% from 85.2%. Had the acquisition of PT-1 not occurred, the Company's total cost of services (exclusive of depreciation and amortization) would have increased 35.4% to $318.0 million in the first half of 1999, and would have increased as a percentage of revenues to 89.4%.

Cost of services (exclusive of depreciation and amortization) from North American vendors increased 68.7% to $394.5 million in the first half of 1999 from $233.9 million in the first half of 1998 and increased as a percentage of North American revenues to 88.0% from 85.0%, respectively. The growth in cost of services reflects the increase in minutes of use from the commercial usage generated from prepaid phone-card and dial around programs offset by an overall declining average cost per minute. The average cost per minute declined as a result of competitive pricing pressures, a larger proportion of lower cost per minute countries, as well as an increasing proportion of traffic routed over the Company's proprietary network. Currently, the Company's global network extends to over 60 countries. Management believes that the average cost per minute will continue to decline as STAR further expands its domestic and international network. Cost of services (exclusive of depreciation and amortization) for the first half of 1999, were negatively impacted as a result of delays in delivery for domestic network capacity which resulted in redundant leased line costs. Management anticipates delivery and acceptance of this capacity in the third and fourth quarters of 1999, although there can be no assurances in that regard.

The first half of 1999 also includes cost of services (exclusive of depreciation and amortization) of $47.0 million generated from the European operations. The increase in cost of services (exclusive of depreciation and amortization) from the European operations was attributable to increased usage and a reserve of approximately $6.7 million for a retroactive rate increase imposed by a European telecom carrier that is currently being disputed by the Company.

Selling, General and Administrative: For the first half of 1999, total selling, general and administrative expenses, exclusive of merger expenses, increased over 150% to $77.1 million from $27.3 million in the first half of 1998 and increased as a percentage of revenues to 15.4% from 9.9% over the comparable 1998 period. The increase is primarily a result of continued growth in the Company's North American commercial and European operations. Had the acquisition of PT-1 not occurred during the first quarter, the Company's total selling, general, and administrative expenses would have increased 97.4% to $53.9 million in the first half of 1999 and as a percentage of revenues would have been 15.1%.

North American selling, general and administrative expenses increased over 150% to $64.1 million in the first half of 1999 from $24.7 million in the comparable period of 1998. North American selling, general and administrative expenses increased as a percentage of North American revenue to 14.3% from 9.0%, respectively. Payroll and commission expenses continued to increase in support of the Allstar Telecom commercial sales program ramp up. During the first half of 1999, the Company established ten new sales offices and added over 100 sales representatives to support a commercial sales force for Allstar Telecom. In addition, the provision for bad debt increased in the first half of 1999 due, in part, to reserve for a commercial customer of UDN. The Company also incurred substantial advertising, promotional and other related expenses as the dial around program was expanded. In addition, the first half of 1999 included increased professional fees as a result of tax planning efforts for the domestic and international subsidiaries.

Selling, general and administrative expenses related to the European operations increased over 350% to $13.0 million in the first half of 1999, from approximately $2.6 million in the first half of 1998. The increase reflects the Company's commitment to continue expansion efforts in Europe by adding personnel to become a carrier in additional European countries and to expand the Company's commercial sales force in Germany.

Depreciation and Amortization: Depreciation and amortization expense increased more than 250% to $19.6 million for the first half of 1999 from $5.2 million for the first half of 1998, and increased as a percentage of revenues to 3.9% from 1.9% over the comparable period in the prior year. The increase is due in part to $4.3 million of goodwill amortization expense for the period resulting from the acquisition of PT-1. In addition, depreciation expense increased with the operation of new switch sites, the purchase of additional fiber capacity to connect the Company's expanding network and leasehold improvements. Depreciation and amortization attributable to North American assets amounted to $15.0 million. European operations realized total depreciation and amortization of $4.6 million. STAR expects depreciation and amortization expense to continue to increase as a percentage of revenues as the Company continues to expand its global telecommunications network.

Income (Loss) from Operations: In the first half of 1999, loss from operations was $39.6 million as compared to income from operations of $8.0 million in the first half of 1998. Operating margin in the first half of 1999 was a negative 7.9% as compared to a positive 2.9% in 1998. Operating margin decreased in the first half of 1999 due primarily to rate compression in the wholesale market, an accrued rate dispute related to European operations, and additional bad debt reserves, as well as increased payroll, commission, and operating expenses attributable to the Company's expansion of its commercial programs. In addition, the Company's completion of two significant acquisitions and approximately $1.9 million in merger expense contributed to the decline in operating margin in the first half of 1999.

Other Income (Expense): The Company reported other expense, net, of $3.8 million in the first half of 1999 as compared to other expense, net, of approximately $420,000 for the first half of 1998. This increase is primarily due to the recognition of a $1.8 million foreign currency translation loss related to the intercompany note between STAR and its German subsidiaries in the first quarter of 1999. In addition, interest expense increased to $3.5 million during the first half of 1999 from $1.7 in the first half of 1998 due to interest incurred on borrowings from STAR's line of credit and additional capital lease obligations for switches. The additional expenses were partially offset by an increase in interest income to approximately $1.7 million in the first half of 1999 from $1.5 million in the first half of 1998.

Provision (Benefit) for Income Taxes: The Company recorded a tax benefit of $7.9 million in the first half of 1999 due to operating losses. The provision for income taxes for the first half of 1998 was $3.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses, net losses and cash flow from operations over the past six months. Several factors contributed to this situation. The Company experienced significant pricing pressures in the wholesale market, with deteriorating wholesale gross margins during the last six months. The Company continues to deploy new international direct circuits in an effort to increase the number of on-net countries which historically have provided higher wholesale margins. Wholesale gross margins were further effected by delayed delivery of North American fiber routes by one of the Company's major vendors which significantly increased the cost of the Company's leased lines. Completion of the Company's domestic fiber network is expected to provide margin improvement by the end of 1999, though there can be no assurances in that regard. The Company continues to develop Allstar Telecom, which currently operates at a loss. This fast growing national retail effort is expected to remain cash flow negative through, at least, the end of 1999.

Cash provided by operating activities for the six months ended June 30, 1999 totaled $13.4 million as compared with cash provided by operating activities of $10.0 million for the same period in 1998 reflecting increases in accounts payable and accrued network cost offset by the use of cash to fund operating losses and increases in accounts receivable.

Cash used in investing activities for the six months ended June 30, 1999, totaled $63.3 million primarily as a result of capital expenditures. Capital expenditures for the six months ended June 30, 1999 were $51.9 million as compared to $48.5 million for the same period last year. These capital expenditures related primarily to the continued development of the Star network which included switch expansion, and the replacement of leased line facilities with IRU's and ownership interests on both domestic and international cable systems. Cash expended for other long term assets was $5.4 million during the first half of 1999, primarily reflecting increased investments in the Pacific Rim joint ventures. Cash expended for acquisitions net of cash acquired was $4.4 million during the six months ended June 30, 1999, as a result of the PT-1 purchase.

Cash provided by financing activities for the six months ended June 30, 1999, totaled $11.9 million primarily reflecting additional borrowings under the Company's line of credit offset by repayments of the line of credit, long-term debt and capital lease obligations. The Company's indebtedness at June 30, 1999 was approximately $88.3 million of which $33.9 million represented long-term debt and $54.4 million represented short-term debt. The Company's debt is currently a combination of capital lease obligations for operating equipment and amounts due under the Company's existing credit facility.

On June 9, 1999, the Company entered into a two-year credit facility agreement (the "Facility") with Foothill Capital Corporation ("Foothill"), as agent, and certain lenders. For the period ended June 30, 1999, the Company failed to meet the EBITDA and tangible net worth covenants set forth in the Facility. On August 13, 1999, the Company entered into a letter agreement pursuant to which Foothill and the lenders agreed to take no action under the Facility with respect to such breaches. In exchange for such forebearance, the Company agreed to pay to Foothill a fee of $50,000 and additional interest of two percent on both the term note and the revolving credit facility. Foothill and the lenders have agreed to review the Facility in its entirety and to amend all appropriate provisions, including without limitation, the EBITDA and tangible net worth covenants. Based on prelimenary discussions between the Company and Foothill, such amendment will also include the reduction of eligible borrowings on the line of credit to $30 million from $75 million, the provisions of additional security to Foothill and the modification of the expiration date of the term loan to January 31, 2000 from June 9, 2000. As of June 30, 1999, the Company had $19.2 million outstanding on its revolving line of credit, and $25 million outstanding on the term portion of the facility. Under the amended terms of the Facility discussed above, total availability on the line of credit after outstanding letters of credit would have been $6.4 million on June 30, 1999.

The Company believes that the current credit facility will provide adequate funding for the Company's ongoing operations through the end of 1999, but will not be sufficient to fund the Company's continuing network buildout nor to fund operations in 2000. As a result, the Company hopes to raise additional capital in 1999 and is in the process of reviewing a variety of potential sources. It is the Company's plan to raise capital to fully fund operations and capital expenditures through the year 2000, though there can be no assurances in this regard. Ultimately, if the Company is unable to raise additional capital by January 2000, the Company will need to take drastic steps to reduce the cost of operations.

YEAR 2000 COMPLIANCE.

A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000.

STAR has instituted a comprehensive program to identify, evaluate and address issues associated with the ability of its information technology and non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on STAR's operations as a result of the century change. Each of the information technology software programs that STAR currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to September, 1999.

STAR completed comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 readiness program. An integral part of STAR's non-information technology systems are its telecommunications switches. Ten of STAR's twelve switches have recently been upgraded and are now Year 2000 compliant. STAR plans to address Year 2000 compliance for the remaining switches in the third quarter of 1999. STAR evaluated its other non-information technology systems and believes that they will not be affected by the Year 2000. With respect to operations at PT-1, STAR has determined that all major systems critical to operations are Year 2000 compliant.

STAR's computer systems interface with the computers and technology of many different telecommunications companies, including those of foreign companies, on a daily basis. STAR considers the Year 2000 readiness of its foreign customers and vendors of particular importance given the general concern that the computer systems abroad may not be as prepared as those in domestic operations to handle the century change. As part of its Year 2000 compliance program, STAR has started to contact its significant vendors and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. STAR plans to have this phase of the assessment completed by September, 1999.

The costs associated with STAR's Year 2000 compliance efforts will be incurred throughout 1999. STAR estimates the remaining costs of such efforts will be between $70,000 and $150,000, though such expenditures may increase materially following the remaining testing of non-information technology systems and the evaluation of the Year 2000 compliance status of integral third party vendors and customers. Costs incurred to date in connection with STAR's Year 2000 compliance efforts have been immaterial and will be expensed as incurred.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

FOREIGN CURRENCY RISK. As a global enterprise, the Company faces exposure to adverse movements in foreign currency exchange rates. The Company's foreign currency exposures may change over time as the level of activity in foreign markets grows and could have a material adverse impact upon the Company's financial results. No material changes have occurred in the past six months that would impact the Company's exposure to foreign currency risk.

INTEREST RATE RISK. The Company has borrowings under a line of credit agreements and various long-term debt for capital equipment. Some of these agreements are based on variable interest rates. At any time, a sharp rise in interest rates could have a material adverse impact upon the Company's cost of working capital and interest expense. The Company replaced its Sanwa line of credit with the revolving credit facility with Foothill in June 1999.

The following table presents the hypothetical impact on the Company's financial results for changes in interest rates for the Foothill obligation at June 30, 1999. The modeling technique used measures the change in the Company's results arising from selected potential changes in interest rates. Market rate changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS over a twelve month time horizon.

                         INTEREST RATE EXPOSURE ANALYSIS
                INCREASE OR (DECREASE) IN ANNUAL INTEREST EXPENSE
                        DUE TO CHANGES IN INTEREST RATES
                             (DOLLARS IN THOUSANDS)

Description                            50 BPS       100BPS       150BPS       (50)BPS      (100) BPS    (150) BPS
Line of Credit                          $ 221        $ 442        $ 663       $ (221)       $ (442)      $ (663)

PART II.  OTHER INFORMATION

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

(a) Pursuant to the terms of the Facility, the Company was required, among other things, to maintain minimum EBITDA and tangible net worth for and as of the three month period ending June 30, 1999. On August 13, 1999, the Company entered into a letter agreement pursuant to which Foothill and the lenders agreed to take no action under the Facility regarding the Company's failure to meet such covenants. In exchange for such forebearance, the Company agreed to pay to Foothill a fee of $50,000, and additional interest of two percent on both the term loan and the revolving line of credit facility. The Company, Foothill and the lenders have agreed to review the Facility in its entirety and to amend all appropriate provisions, including without limitation, the EBITDA and tangible net worth covenants. Based on preliminary discussions between the Company and Foothill, such amendment will also include the reduction of eligible borrowings on the line of credit to $30 million from $75 million, the provision of additional security to Foothill and a modificaiton of the expiration date of the term loan to January 31, 2000 from June 9, 2000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit       Description
         10.47         Loan and Security Agreement dated as of June 9, 1999 by
                       and among the Company and certain of its Subsidiaries, as Obligors, the Financial Institutions identified therein, as Lenders, and Foothill, as Agent

         10.48 Pledge Agreement dated as of June 9, 1999 by and among the Company, certain of its Subsidiaries and Foothill, as Agent

         10.49 General Continuing Guaranty dated as of June 9, 1999 delivered by certain Subsidiaries of the Company to Foothill, as Agent

         10.50 Suretyship Agreement dated as of June 9, 1999 among Foothill, as Agent, the Company and certain of its Subsidiaries

         10.51 Intercompany Subordination Agreement dated as of June 9, 1999 among the Company, certain of its Subsidiaries and Foothill, as Agent

         10.52 Trademark Security Agreement dated as of June 9, 1999 by the Company, certain of its Subsidiaries and Foothill, as Agent

         10.53 Copyright Security Agreement dated as of June 9, 1999 by the Company, certain of its Subsidiaries and Foothill, as Agent

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STAR TELECOMMUNICATIONS, INC.

Dated:  August 16, 1999           By: /s/ Christopher E. Edgecomb
                                      --------------------------------
                                      Christopher E. Edgecomb
                                      Chief Executive Officer and Director
                                     (Principal Executive Officer)

                                  By: /s/ John J. Pasini
                                      --------------------------------
                                      John J. Pasini
                                      Vice President of Finance
                                     (Principal Accounting Officer)