Form 10-K405/A
period 1998-12-31
STAR TELECOMMUNICATIONS INC
filed 1999-09-22
CIK 1026486

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

THE UNDERSIGNED REGISTRANT HEREBY AMENDS THE FOLLOWING ITEMS OF ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, AS SET FORTH
BELOW:

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

ITEM 1. BUSINESS.

OVERVIEW

    STAR Telecommunications, Inc. ("STAR" or the "Company") is a multinational telecommunications services company focused primarily on the international long distance market. STAR offers highly reliable, low-cost switched voice services on a wholesale basis, primarily to U.S.-based long distance carriers. STAR provides international long distance service to approximately 200 foreign countries through a flexible network comprised of various foreign termination relationships, international gateway switches, leased and owned transmission facilities and resale arrangements with long distance providers. STAR has grown its revenues rapidly by capitalizing on the deregulation of international telecommunications markets, combining sophisticated information systems with flexible routing and leveraging management's industry expertise. STAR has increased its revenues and net income from $58.9 million and $3.7 million, respectively, in 1995 to $619.2 million and $1.6 million, respectively, in 1998.

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

ABILITY TO CONTINUE AND MANAGE GROWTH; COMMERCIAL MARKET

    STAR has increased revenues from $67.0 million in 1995 to $619.2 million in 1998, with revenues increasing in each of the last fourteen quarters. Such growth should not be considered indicative of future revenue growth or operating results. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of STAR's operating expenses varies with its revenues. This effect is likely to increase as a greater percentage of STAR's cost of services are associated with owned and leased facilities. There can be no assurance that STAR will be able to achieve or maintain profitability on a quarterly or annual basis in the future. It is likely that in some future quarter STAR's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    As part of STAR's significant revenue growth, it has expanded, and plans to continue to expand, the number of its employees and the geographic scope of its operations. Additionally, an important component of STAR's strategy is to grow and expand through acquisition. These factors have resulted, and will continue to result, in increased responsibilities for management personnel and have placed, and will continue to place, increased demands upon STAR's operating and financial systems, which may lead to unanticipated costs and divert management's attention from day-to-day operations. STAR may also be required to attract, train and retain additional highly qualified management, technical, sales and marketing and customer support personnel. The process of locating such personnel with the combination of skills and attributes required to implement STAR's strategy is often lengthy. The inability to attract and retain additional qualified personnel could materially and adversely affect STAR. STAR expects that its expansion into foreign countries will lead to increased financial and administrative demands, such as increased operational complexity associated with expanded network facilities, administrative burdens associated with managing an increasing number of foreign subsidiaries and relationships with foreign partners and expanded treasury functions to manage foreign currency risks. STAR's accounting systems and policies have been developed as STAR has experienced significant growth. There can be no assurance that STAR's personnel, systems, procedures and controls will be adequate to support STAR's future operations. See
"--Dependence on Key Personnel," "Business--Employees" and "Management."

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

CUSTOMER CONCENTRATION

    While the list of STAR's most significant customers varies from quarter to quarter, STAR's five largest customers accounted for approximately 32.2% of its revenues in 1998, with one customer, PT-1, accounting for approximately 14.5% of revenues in such period. STAR could lose a significant customer for many reasons, including the entrance into the market of significant new competitors with lower rates than STAR, downward pressure on the overall costs of transmitting international calls, transmission quality problems, changes in U.S. or foreign regulations or unexpected increases in STAR's cost structure as a result of expenses related to installing a global network or otherwise.

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

ITEM 2. PROPERTIES

    STAR's principal offices are located in Santa Barbara, California in five facilities providing an aggregate of approximately 38,814 square feet of office space expiring between June 1999 and October 2005. Additionally, STAR has office and switching sites in the following locations (excluding UDN):

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

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                                      1995        1996        1997        1998
                                                                    ---------  ----------  ----------  ----------
                                                          1994
                                                       -----------
                                                       (UNAUDITED)
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues.............................................   $  26,850   $  66,964  $  283,450  $  434,086  $  619,220
Operating expenses:
  Cost of services...................................      17,960      50,300     244,153     374,504     523,621
  Selling, general and administrative................       7,082      13,356      41,804      48,906      66,140
  Depreciation and amortization......................         379         952       2,343       5,650      15,054
  Loss on impairment of goodwill.....................          --          --          --          --       2,604
  Merger expense.....................................          --          --          --         286       1,026
                                                       -----------  ---------  ----------  ----------  ----------
  Total operating expenses...........................      25,421      64,608     288,300     429,346     608,445
                                                       -----------  ---------  ----------  ----------  ----------
  Income (loss) from operations......................       1,429       2,356      (4,850)      4,740      10,775
Other income (expenses):
  Interest income....................................           5          65         138         464       4,469
  Interest expense...................................         (87)       (214)     (1,270)     (2,617)     (3,386)
  Legal settlements and expenses.....................          --          --        (100)     (1,653)         --
  Other..............................................        (126)        (97)        186         208        (304)
                                                       -----------  ---------  ----------  ----------  ----------
  Income (loss) before provision for income taxes....       1,221       2,110      (5,896)      1,142      11,554
Provision for income taxes...........................          22          66         577       2,905       9,923
                                                       -----------  ---------  ----------  ----------  ----------
Net income (loss)....................................   $   1,199   $   2,044  $   (6,473) $   (1,763) $    1,631
                                                       -----------  ---------  ----------  ----------  ----------
                                                       -----------  ---------  ----------  ----------  ----------
Pro forma net income (loss) (unaudited)(1)...........   $    (130)  $     478  $   (7,416) $   (1,958)
                                                       -----------  ---------  ----------  ----------
                                                       -----------  ---------  ----------  ----------
Income (loss) per common share(2)
  Basic..............................................   $    0.06   $    0.10  $    (0.27) $    (0.06) $     0.04
  Diluted............................................   $    0.06   $    0.10  $    (0.27) $    (0.06) $     0.04
Pro forma income (loss) per common share
  (unaudited)(2)
  Basic..............................................   $   (0.01)  $    0.02  $    (0.31) $    (0.06)
  Diluted............................................   $   (0.01)  $    0.02  $    (0.31) $    (0.06)
Weighted average number of common shares
  outstanding(2)
  Basic..............................................      18,548      19,916      24,076      31,101      40,833
  Diluted............................................      18,548      19,916      24,076      31,101      42,434

                                                                           AS OF DECEMBER 31,
                                                       ----------------------------------------------------------
                                                                      1995        1996        1997        1998
                                                                    ---------  ----------  ----------  ----------
                                                          1994
                                                       -----------
                                                       (UNAUDITED)           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)............................   $     664   $  (1,065) $  (10,913) $    4,692  $   46,698
Total assets.........................................      13,603      37,169      76,250     130,382     374,651
Total long-term liabilities, net of current
  portion............................................         691       2,980       8,834      14,800      33,048
Accumulated deficit..................................      (4,121)     (6,294)    (12,077)    (13,737)    (12,106)
Stockholders' equity.................................       4,072       6,614       9,986      40,615     195,591

                                                                      YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------
                                                                  1995        1996         1997          1998
                                                                ---------  ----------  ------------  ------------
                                                      1994
                                                   -----------
                                                   (UNAUDITED)   (IN THOUSANDS, EXCEPT MINUTE DATA)
OTHER CONSOLIDATED FINANCIAL AND OPERATING DATA:
Capital expenditures(3)..........................   $     796   $   2,922  $   14,810  $     26,584  $    147,236
North American wholesale billed minutes of
  use(4).........................................          --      38,106     479,681     1,034,187     1,657,523
North American wholesale revenue per billed
  minute of use(5)...............................   $      --   $  0.4102  $   0.4288  $     0.3612  $     0.3145

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

(4) Does not include wholesale billed minutes of use from T-One prior to the year ended December 31, 1997. Includes wholesale billed minutes of use to UDN for all years presented.

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

    STAR installed its first international gateway switch in Los Angeles in June 1995 and initially recognized wholesale revenues through this switch in August 1995. A significant portion of STAR's revenues in 1994 and 1995 were generated by the commercial operations of CEO and UDN.

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

    Historically, STAR has increased revenues from quarter to quarter, often times by a significant percentage. STAR's North American wholesale minutes of use have also greatly increased from quarter to quarter, generally by amounts that exceed the relative increases in revenues. For example, in the year ended December 31, 1998, North American wholesale revenues increased by 42.6% over revenues for 1997. Over the same period to period comparison, North American minutes of wholesale use increased by 60.3%. There are a variety of reasons for the growth in STAR's call volume, including growth of STAR's North American customer base, which increased by 43.8% from 1997 to 1998, increased usage by existing North American customers, and increased capacity over STAR's telecommunications network, with the addition of a number of switches and growth in available fiber optic lines.

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

    - UNITED DIGITAL NETWORK, INC. On March 24, 1999, STAR completed the acquisition of UDN for approximately 1 million shares of Common Stock in a transaction to be accounted for as a pooling of interests. All financial data presented has been restated to include the results of operations, financial position and cash flows of UDN.

RESULTS OF OPERATIONS

    The following table sets forth certain selected items in STAR's statements of operations as a percentage of total revenues for the periods indicated:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------
                                                                                  1996        1997       1998
                                                                               -----------  ---------  ---------
Revenues.....................................................................      100.0%       100.0%     100.0%
Operating Expenses:
  Cost of services...........................................................       86.1         86.3       84.6
  Selling, general and administrative expenses...............................       14.7         11.3       10.7
  Depreciation and amortization..............................................        0.8          1.3        2.4
  Loss on impairment of goodwill.............................................         --           --        0.4
                                                                                   -----    ---------  ---------
    Total operating expenses.................................................      101.7         98.9       98.3
Income (loss) from operations................................................       (1.7)         1.1        1.7
                                                                                   -----    ---------  ---------
Income (loss) before provision for income taxes..............................       (2.1)         0.3        1.9
Provision for income taxes...................................................        0.2          0.7        1.6
                                                                                   -----    ---------  ---------
Net income (loss)............................................................       (2.3)%      (0.4)%       0.3%
                                                                                   -----    ---------  ---------
                                                                                   -----    ---------  ---------
Pro forma net loss...........................................................       (2.6)%      (0.5)%
                                                                                   -----    ---------
                                                                                   -----    ---------

YEARS ENDED DECEMBER 31, 1998 AND 1997

    REVENUES: Total revenues increased 42.6% to $619.2 million in 1998 from $434.1 million in 1997 primarily as a result of the continued growth in North America wholesale operations, as described below.

    Revenues from North American wholesale customers increased 40.9% to $529.8 million in 1998 from $376.0 million in 1997. Minutes of use generated by North American wholesale customers increased 60.3% to 1.7 billion minutes of use (including wholesale billed minutes of use to UDN) in 1998, as compared to 1 billion minutes of use (including wholesale billed minutes of use to UDN) in 1997. The increase in revenues and minutes of use reflects the growth in the number of North American wholesale customers from 105 in 1997 to 151 at the end of 1998, as well as an increase in usage by existing customers, primarily resulting from the Company's expanding transmission capacity. The increase in revenues was partially offset by a decline in rates per minute, as average North American wholesale rate per minute of use declined from $0.36 cents per minute in 1997 to $0.31 cents per minute in 1998, reflecting continued lower prices on competitive routes. The decline in rates per minute is also attributable to the change in country mix to include a larger proportion of lower rate per minute countries such as Mexico, Germany and the United Kingdom. The period to period decline in rates per minute was not a significant factor in the relative increase in minutes of use.

    North American commercial revenues increased 3.6% to $60.2 million in 1998 from $58.1 million in 1997 reflecting the continued success of new international rate plans that target ethnic markets for Latin America and the Pacific Rim. The average North American commercial rate per minute of use increased from $0.26 cents per minute in 1997 to $0.34 cents per minute in 1998, reflecting the continued success at targeting markets with higher rates in the international market. Commercial minutes and average rate per minute do not include any revenue or minutes attributable to UDN, which amounts were negligible in 1998 and 1997.

    In 1998 revenues generated from the European operations totaled $29.2 million. Management believes that the prospects for growth in Germany remain strong as Star Telecommunications Deutschland GmbH is fully utilizing its interconnect with Deutsche Telekom, AG as well as other European PTTs, to lower the Company's cost of services and to grow its European commercial customer base.

    COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION): Total cost of services (exclusive of depreciation and amortization) increased 39.8% to $523.6 million in 1998 from $374.5 million in 1997 and decreased as a percentage of total revenues for the same periods to 84.6% from 86.3%.

    Cost of services (exclusive of depreciation and amortization) from North American wholesale vendors increased 35.1% to $453.2 million in 1998 from $335.5 million in 1997 and decreased as a percentage of North American wholesale revenues for the same periods to 85.5% from 89.2%. North American commercial cost of services (exclusive of depreciation and amortization) decreased 4.1% to $37.4 million in 1998 from $39.0 million in 1997 and decreased as a percentage of North American commercial revenues for the same periods to 62.1% from 67.1%. The year ended 1998 also includes cost of services (exclusive of depreciation and amortization) of $33.0 million generated from the European operations. The growth in cost of services (exclusive of depreciation and amortization) reflects the increase in minutes of use as well as an increase in leased private line cost offset by an overall declining average cost per minute. The average cost per minute declined as a result of changes in country mix to include a larger proportion of lower cost per minute countries, competitive pricing pressures as well as an increasing proportion on traffic routed over the Company's proprietary network. The Company currently routes to 51 countries on its global network up from 24 countries in 1997. Management believes that countries will continue to be added to the Company's global network thereby contributing to an overall decline in cost per minute.

    SELLING, GENERAL AND ADMINISTRATIVE: In 1998, total selling, general and administrative expenses, (exclusive of merger costs of $1.0 million), increased 35.2% to $66.1 million from $48.9 million in 1997 and decreased as a percentage of revenues to 10.7% from 11.3% over the comparable periods, due primarily to an increased sales force, as described below. North American wholesale selling, general and administrative expenses increased 26.8% to $32.6 million in 1998 from $25.7 million in 1997 and decreased as a percentage of North American wholesale revenue to 6.2% from 6.8%, respectively.

    North American commercial selling, general and administrative expense increased 2.8% to $22.4 million in 1998 from $21.8 million in 1997 and remained flat as a percentage of revenues between the two periods. The Company expects North American commercial selling, general and administrative costs to increase as a percentage of revenues as additions to the sales force are hired to expand STAR's North American commercial customer base.

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

    DEPRECIATION AND AMORTIZATION: In 1998, depreciation expense attributable to North American assets amounted to $11.1 million and European operations realized total depreciation of $4.0 million. In 1998, total depreciation increased as a percentage of revenues to 2.4% from 1.3% for 1997. Depreciation expense increased as a result of STAR's continuing expansion of its proprietary international network, which includes purchases of switches, submarine cable and leasehold improvements associated with switch sites. STAR expects depreciation expense to continue to increase as a percentage of revenues as it continues to expand its global telecommunications network. As of July 1, 1998, STAR revised the remaining lives of certain operating equipment from five to ten years. This charge reduced depreciation expenses and increased income before income taxes by approximately $2.0 million.

    INCOME FROM OPERATIONS: Income from operations increased 127.3% to $10.8 million during 1998 from $4.7 million in 1997. Operating margin increased to 1.7% from 1.1%, respectively. Operating margin is expected to expand as STAR continues to diversify its revenue base and as traffic is migrated from leased facilities onto STAR's owned network. Offsetting the declining cost of services on a per minute basis were the startup costs of launching operations in Europe and the expansion of the North American based commercial operations.

    OTHER INCOME (EXPENSE): Other income (expense), net, increased to approximately $779,000 in 1998 from a net expense of $3.6 million in 1997. Interest income grew to $4.5 million in 1998 from $464,000 in 1997 as a result of interest earned on investing proceeds from the Company's secondary equity offering in May 1998. Interest expense increased to $3.4 million in 1998 from $2.6 million in 1997 in response to the additional capital leases for the financing of new switches.

    PROVISION FOR INCOME TAXES: The provision for income taxes increased to $9.9 million in 1998 from $2.9 million in 1997 primarily due to the increase in profitability of STAR.

YEARS ENDED DECEMBER 31, 1997 AND 1996

    REVENUES: Revenues increased 53.1% to $434.1 million in 1997 from $283.5 million in 1996. Wholesale revenues increased to $376.0 million from $229.6 million, with wholesale minutes of use increasing to 863.3 million minutes in 1997, as compared to 479.7 million minutes of use in the prior year. This increase reflects an increase in the number of wholesale customers from 84 in 1996 to 105 at the end of 1997, as well as an increase in usage by existing customers, primarily resulting from STAR's expanding transmission capacity and improving transmission quality. The average rate per minute of usage for wholesale customers declined from $0.43 cents per minute in 1996 to $0.40 cents per minute in 1997, reflecting the change in country mix to include a larger proportion of lower rate per minute countries as well as lower prices on competitive routes. The decline in rates per wholesale minute partially offset the increase in wholesale minutes of use. The period to period decline in rates per minute was not a significant factor in the relative increase in minute of use. Wholesale minutes or average rate per minute computations do not include the revenue or minutes of T-One in 1996 and 1997; in 1997 T-One wholesale minutes and average rate per minute were 170.9 million and $0.17, respectively.

    Commercial revenues increased to $58.1 million (including approximately $30.6 million of revenue from UDN) in 1997 from $53.9 million (including approximately $24.0 million of revenue from UDN) in 1996, primarily due to increased usage from the UDN customer base. These increases were partially offset by a decrease in CEO revenues as a result of the termination of the CEO customer base in California due to the 1997 settlement entered into by CEO with each of the California PUC and the District Attorney of Monterey, California. In 1997, commercial revenues generated in the State of California were $10.4 million, not including UDN revenue, as compared to California-generated commercial revenues of $14.5 million in 1996, not including UDN revenue. See "Business of STAR--Governmental Regulation--Actions Against CEO."

    COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION): Cost of services (exclusive of depreciation and amortization) increased 53.4% to $374.5 million in 1997 from $244.2 million in 1996. Wholesale cost of services (exclusive of depreciation and amortization) increased to $335.5 million in 1997 from $208.8 million for 1996 and as a percentage of wholesale revenues decreased to 89.2% from 90.9%, respectively. Wholesale cost of services (exclusive of depreciation and amortization) declined as a percentage of revenues during 1997 as traffic was increasingly routed over STAR's proprietary international network. Commercial cost of services (exclusive of depreciation and amortization) increased 10.2% to $39.0 million in 1997 from $35.4 million in 1996 and increased as a percentage of commercial revenue to 67.1% from 65.7% over such periods. As STAR migrates the CEO commercial customer base onto STAR's network, CEO's cost of commercial long distance services (exclusive of depreciation and amortization) is expected to decline.

    SELLING, GENERAL AND ADMINISTRATIVE: In 1997, selling, general and administrative expenses (exclusive of merger related costs of $286,000) increased 17.0% to $48.9 million, from $41.8 million in 1996. Wholesale selling, general and administrative expenses increased to $27.1 million in 1997 from $25.8 million in 1996, but decreased as a percentage of wholesale revenues to 7.2% from 11.2% over the comparable periods. Total expenses increased year to year in absolute dollars as STAR expanded its proprietary international network and employee base. Included in the 1996 selling, general and administrative expense was $11.6 million in reserves and write-offs against deposits and accounts receivable related to bad debts from two customers. Commercial selling, general and administrative expenses increased to $21.8 million in 1997 from $16.0 million in 1996 and increased as a percentage of revenues to 37.5% from

29.7% over the comparable period. STAR expects selling, general and administrative expenses to expand in absolute dollars and as a percentage of revenues in fiscal year 1998, as STAR expands its network and employee base and in connection with STAR's entry into the commercial market.

    DEPRECIATION AND AMORTIZATION: Depreciation increased to $5.7 million for 1997 from $2.3 million for 1996, and increased as a percentage of revenues to 1.3% from 0.8% in the prior period. Depreciation increased as a result of STAR's continuing expansion of its proprietary international network which includes purchases of switches, submarine cable and leasehold improvements associated with switch sites. STAR expects depreciation expense to increase as STAR continues to expand its global telecommunications network.

    OTHER INCOME (EXPENSE): Other expense, net, increased to $3.6 million in 1997 from $1.0 million in 1996. This increase is primarily due to interest expense of $2.6 million incurred under various capital leases and bank lines of credit and a legal settlement and associated expenses of $1.7 million. The legal settlement relates to the dispute settled by CEO with the California PUC and the District Attorney of Monterey County. See "Business--Governmental Regulation--Actions Against CEO." Interest income earned on short-term investments increased to $464,000 in 1997 from $138,000 in 1996 due to interest earned on the proceeds of STAR's June 1997 initial public offering.

    PROVISION FOR INCOME TAXES: The historical provision for income taxes increased to $2.9 million in 1997 from $577,000 in 1996 primarily due to the increase in profitability of STAR.

LIQUIDITY AND CAPITAL RESOURCES.

    As of December 31, 1998, STAR had cash and cash equivalents of approximately $47.3 million, short-term investments of $0.8 million (as a result of STAR's secondary stock offering), and a working capital surplus of $46.7 million.

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

    At December 31, 1998, STAR had capital lease obligations of $38.0 million, and $2.1 million in term loans, relating to its switching facilities and operating equipment.

    STAR used net cash from operating activities of $12.4 million for the twelve months ended December 31, 1998, primarily from net income exclusive of depreciation and amortization, as well as increases in accounts payable and accrued expenses offset by increases in accounts and other receivables. The increase in accounts and other receivables were due to general increases in volume and extended payment terms for certain customers. The Company's investing activities used cash of $101.0 million during the twelve months ended December 31, 1998, primarily from capital expenditures, offset by the sales of short-term investments. The Company's financing activities generated cash of approximately $158.5 million primarily from $144.7 million net proceeds raised in the secondary stock offering as well as stock options exercised and borrowings under lines of credit, offset by payments under capital lease obligations.

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

    STAR has initiated a comprehensive program to identify, evaluate and address issues associated with the ability of its information technology and non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on STAR's operations as a result of the century change. Each of the information technology software programs that STAR currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to September 1999. STAR intends to conduct comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 readiness program. An integral part of STAR's non-information technology systems, its telecommunications switches, is not currently Year 2000 compliant. The respective vendors of STAR's twelve switches are in the process of upgrading the switches and have informed STAR that the switches will be compliant on or before September 1999. STAR does not believe that its other non-information technology systems will be affected by the Year 2000, but will not know definitively until STAR tests and evaluates such equipment during 1999.

    STAR's computer systems interface with the computers and technology of many different telecommunications companies, including those of foreign companies, on a daily basis. STAR considers the Year 2000 readiness of its foreign customers and vendors of particular importance given the general concern that the computer systems abroad may not be as prepared as those in domestic operations to handle the century change. As part of its Year 2000 compliance program, STAR intends to contact its significant vendors and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. STAR plans to have all Year 2000 compliance initial testing and any necessary conversions completed by September 1999.

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

                                   SIGNATURE

    Pursuant to the requirements of the Section 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Barbara, California on September 17, 1999.

                                By:         /s/ CHRISTOPHER E. EDGECOMB
                                     -----------------------------------------
                                              Christopher E. Edgecomb
                                              CHIEF EXECUTIVE OFFICER

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

                      Consolidated Balance Sheets as of December 31, 1997 and 1998.............        F-2

                      Consolidated Statements of Operations for the years ended December 31,
                        1996, 1997 and 1998....................................................        F-3

                      Consolidated Statements of Stockholders' Equity for the years ended
                        December 31, 1996, 1997 and 1998.......................................        F-4

                      Consolidated Statements of Cash Flows for the years ended December 31,
                        1996, 1997 and 1998....................................................        F-5

                      Notes to Consolidated Financial Statements...............................        F-6

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

Los Angeles, California
February 25, 1999

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1997       1998
                                                                                               ---------  ---------
CURRENT ASSETS:
  Cash and cash equivalents..................................................................  $   1,948  $  47,297
  Short-term investments.....................................................................     18,631        835
  Accounts receivable, net of allowance of $13,062 and $12,561 at December 31, 1997 and 1998,
    respectively.............................................................................     46,332    100,235
  Receivables from related parties...........................................................         41        762
  Other receivables..........................................................................      3,039     23,017
  Prepaid expenses...........................................................................      5,183     14,295
  Deferred income taxes......................................................................      4,485      6,269
                                                                                               ---------  ---------
      Total current assets...................................................................     79,659    192,710
                                                                                               ---------  ---------
PROPERTY AND EQUIPMENT:
  Operating equipment........................................................................     35,693    158,811
  Leasehold improvements.....................................................................      6,534     14,853
  Furniture, fixtures and equipment..........................................................      5,502     19,106
                                                                                               ---------  ---------
                                                                                                  47,729    192,770
  Less--Accumulated depreciation and amortization............................................     (9,732)   (21,818)
                                                                                               ---------  ---------
                                                                                                  37,997    170,952
                                                                                               ---------  ---------
OTHER ASSETS:
  Investments................................................................................         27      5,110
  Deposits...................................................................................      6,055      2,208
  Intangible assets, net.....................................................................      6,012      2,497
  Other......................................................................................        632      1,174
                                                                                               ---------  ---------
                                                                                                  12,726     10,989
                                                                                               ---------  ---------
      Total assets...........................................................................  $ 130,382  $ 374,651
                                                                                               ---------  ---------
                                                                                               ---------  ---------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit..................................................................  $      --  $  19,330
  Revolving lines of credit with stockholder.................................................        138         --
  Current portion of long-term debt..........................................................      2,834      2,085
  Current portion of capital lease obligations...............................................      2,866      8,567
  Accounts payable...........................................................................     21,409     43,989
  Taxes payable..............................................................................      2,156      1,640
  Related party payable......................................................................         --      2,267
  Accrued network costs......................................................................     39,565     51,262
  Accrued expenses...........................................................................      5,999     15,772
  Deferred revenue...........................................................................         --      1,100
                                                                                               ---------  ---------
      Total current liabilities..............................................................     74,967    146,012
                                                                                               ---------  ---------
LONG-TERM LIABILITIES:
  Long-term debt, net of current portion.....................................................      1,493         --
  Capital lease obligations, net of current portion..........................................     11,658     29,407
  Deferred income taxes......................................................................        786      2,991
  Other long-term liabilities................................................................        863        650
                                                                                               ---------  ---------
      Total long-term liabilities............................................................     14,800     33,048
                                                                                               ---------  ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Series A Preferred Stock, $.001 par value, authorized--5,000 shares; issued and
    outstanding--none........................................................................         --         --
  Common stock, $.001 par value, authorized--100,000 shares; issued and outstanding--36,028
    and 43,245 at December 31, 1997 and 1998, respectively...................................         36         43
  Additional paid-in capital.................................................................     54,346    207,466
  Deferred compensation......................................................................        (30)        --
  Accumulated other comprehensive income.....................................................         --        188
  Accumulated deficit........................................................................    (13,737)   (12,106)
                                                                                               ---------  ---------
    Stockholders' equity.....................................................................     40,615    195,591
                                                                                               ---------  ---------
      Total liabilities and stockholders' equity.............................................  $ 130,382  $ 374,651
                                                                                               ---------  ---------
                                                                                               ---------  ---------

   The accompanying notes are an integral part of these consolidated balance sheets.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1997        1998
                                                                               ----------  ----------  ----------
REVENUES.....................................................................  $  283,450  $  434,086  $  619,220
OPERATING EXPENSES:
  Cost of services...........................................................     244,153     374,504     523,621
  Selling, general and administrative expenses...............................      41,804      48,906      66,140
  Depreciation and amortization..............................................       2,343       5,650      15,054
  Loss on impairment of goodwill.............................................          --          --       2,604
  Merger expense.............................................................          --         286       1,026
                                                                               ----------  ----------  ----------
                                                                                  288,300     429,346     608,445
                                                                               ----------  ----------  ----------
    Income (loss) from operations............................................      (4,850)      4,740      10,775
                                                                               ----------  ----------  ----------
OTHER INCOME (EXPENSES):
  Interest income............................................................         138         464       4,469
  Interest expense...........................................................      (1,270)     (2,617)     (3,386)
  Legal settlements and expenses.............................................        (100)     (1,653)         --
  Other income (expense).....................................................         186         208        (304)
                                                                               ----------  ----------  ----------
                                                                                   (1,046)     (3,598)        779
                                                                               ----------  ----------  ----------
    Income (loss) before provision for income taxes..........................      (5,896)      1,142      11,554
PROVISION FOR INCOME TAXES...................................................         577       2,905       9,923
                                                                               ----------  ----------  ----------
NET INCOME (LOSS)............................................................  $   (6,473) $   (1,763) $    1,631
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
    Income (loss) before provision for income taxes..........................  $   (5,896) $    1,142
PRO FORMA INCOME TAXES (UNAUDITED)...........................................       1,520       3,100
                                                                               ----------  ----------
PRO FORMA NET LOSS (UNAUDITED)...............................................  $   (7,416) $   (1,958)
                                                                               ----------  ----------
                                                                               ----------  ----------
Income (loss) per common share:
  Basic......................................................................  $    (0.27) $    (0.06) $     0.04
                                                                               ----------  ----------  ----------
  Diluted....................................................................  $    (0.27) $    (0.06) $     0.04
                                                                               ----------  ----------  ----------
Pro forma loss per common share (unaudited):
  Basic......................................................................  $    (0.31) $    (0.06)
                                                                               ----------  ----------
  Diluted....................................................................  $    (0.31) $    (0.06)
                                                                               ----------  ----------

 The accompanying notes are an integral part of these consolidated statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (AMOUNTS IN THOUSANDS)

                                                                         PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                                                      ----------------------  ----------------------    PAID-IN
                                                                       SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL
                                                                      ---------  -----------  ---------  -----------  -----------
Balance, December 31, 1995..........................................         --   $      --      21,420   $      22    $  12,886
    Net loss........................................................         --          --          --          --           --
    Effect of terminating the S-Corporation election................         --          --          --          --         (690)
    Conversion of capital to debt...................................         --          --          --          --       (1,200)
    Compensation expense relating to stock options..................         --          --          --          --          213
    Issuance of common stock........................................         --          --       3,925           4        5,564
    Issuance of preferred stock.....................................      2,802           3          --          --        7,497
    Private placement...............................................         --          --         106          --        1,150
    Exercise of warrants............................................         --          --          23          --          266
    Conversion of debentures........................................         --          --          37          --          500
    Cash distributions to stockholders..............................         --          --          --          --       (4,034)
                                                                      ---------       -----   ---------         ---   -----------
Balance, December 31, 1996..........................................      2,802           3      25,511          26       22,152
    Net income......................................................         --          --          --          --           --
    Effect of CEO Telecommunications, Inc. terminating the
      S-corporation election........................................         --          --          --          --          (61)
    Effect of UDN's change in fiscal year end.......................         --          --          --          --       (1,916)
    Conversion of redeemable preferred stock to common stock........     (2,802)         (3)      1,868           2            1
    Initial public offering of common stock.........................         --          --       8,097           8       30,936
    Private placement...............................................         --          --          49          --        1,740
    Exercise of stock options.......................................         --          --         493          --          496
    Exercise of warrants............................................         --          --          10          --          384
    Conversion of debenture.........................................         --          --          37          --          500
    Compensation expense relating to stock options..................         --          --          --          --           --
    Tax benefit from non-qualified stock options....................                     --          --          --          114
    Cash distributions to stockholders..............................         --          --          --          --           --
                                                                      ---------       -----   ---------         ---   -----------
Balance, December 31, 1997..........................................         --          --      36,065          36       54,346
    Comprehensive income:
      Net income....................................................         --          --          --          --           --
      Foreign currency translation adjustment, net of taxes of
        $136........................................................         --          --          --          --           --
    Comprehensive income............................................         --          --          --          --           --
    Secondary public offering of common stock.......................         --          --       5,685           6      144,705
    Exercise of stock options.......................................         --          --       1,533           1        2,506
    Exercise of warrants............................................         --          --          25          --          274
    Cancellation of ESCROW shares...................................         --          --         (26)         --           --
    Compensation expense relating to stock option...................         --          --          --          --           --
    Tax benefit from non-qualified stock options....................         --          --          --          --        5,635
                                                                      ---------       -----   ---------         ---   -----------
Balance, December 31, 1998..........................................         --   $      --      43,282   $      43    $ 207,466
                                                                      ---------       -----   ---------         ---   -----------
                                                                      ---------       -----   ---------         ---   -----------

                                                                                       ACCUMULATED OTHER   RETAINED
                                                                         DEFERRED        COMPREHENSIVE     EARNINGS
                                                                       COMPENSATION         INCOME         (DEFICIT)     TOTAL

                                                                      ---------------  -----------------  -----------  ---------

Balance, December 31, 1995..........................................     $      --         $      --       $  (6,294)  $   6,614

    Net loss........................................................            --                --          (6,473)     (6,473)

    Effect of terminating the S-Corporation election................            --                --             690          --

    Conversion of capital to debt...................................            --                --              --      (1,200)

    Compensation expense relating to stock options..................          (118)               --              --          95

    Issuance of common stock........................................            --                --              --       5,568

    Issuance of preferred stock.....................................            --                --              --       7,500

    Private placement...............................................            --                --              --       1,150

    Exercise of warrants............................................            --                --              --         266

    Conversion of debentures........................................            --                --              --         500

    Cash distributions to stockholders..............................            --                --              --      (4,034)

                                                                             -----             -----      -----------  ---------

Balance, December 31, 1996..........................................          (118)               --         (12,077)      9,986

    Net income......................................................            --                --          (1,763)     (1,763)

    Effect of CEO Telecommunications, Inc. terminating the
      S-corporation election........................................            --                --              61          --

    Effect of UDN's change in fiscal year end.......................            --                --           1,100        (816)

    Conversion of redeemable preferred stock to common stock........            --                --              --          --

    Initial public offering of common stock.........................            --                --              --      30,944

    Private placement...............................................            --                --              --       1,740

    Exercise of stock options.......................................            --                --              --         496

    Exercise of warrants............................................            --                --              --         384

    Conversion of debenture.........................................            --                --              --         500

    Compensation expense relating to stock options..................            88                --              --          88

    Tax benefit from non-qualified stock options....................            --                --              --         114

    Cash distributions to stockholders..............................            --                --          (1,058)     (1,058)

                                                                             -----             -----      -----------  ---------

Balance, December 31, 1997..........................................           (30)               --         (13,737)     40,615

    Comprehensive income:
      Net income....................................................            --                --           1,631       1,631

      Foreign currency translation adjustment, net of taxes of
        $136........................................................            --               188              --         188

                                                                                                                       ---------

    Comprehensive income............................................            --                --              --       1,819

    Secondary public offering of common stock.......................            --                --              --     144,711

    Exercise of stock options.......................................            --                --              --       2,507

    Exercise of warrants............................................            --                --              --         274

    Cancellation of ESCROW shares...................................            --                --              --          --

    Compensation expense relating to stock option...................            30                --              --          30

    Tax benefit from non-qualified stock options....................            --                --              --       5,635

                                                                             -----             -----      -----------  ---------

Balance, December 31, 1998..........................................     $      --         $     188       $ (12,106)  $ 195,591

                                                                             -----             -----      -----------  ---------

                                                                             -----             -----      -----------  ---------


 The accompanying notes are an integral part of these consolidated statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1996       1997       1998
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................................  $  (6,473) $  (1,763) $   1,631
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization...................................................      2,343      5,650     15,054
    Loss on impairment of goodwill..................................................                    --      2,604
    Loss on disposal of equipment...................................................         --         42         --
    Compensation expense relating to stock options..................................         95         88         30
    Provision for doubtful accounts.................................................     16,978     13,770      7,477
    Deferred income taxes...........................................................        (15)    (3,699)       421
    Deferred compensation...........................................................        116        (59)        52
    Interest amortization of note discount..........................................        263        216         55
    Proceeds from facturing of trade receivables, net...............................      3,562      2,092         --
    Other...........................................................................       (139)      (120)        --
  Decrease (increase) in assets:
    Accounts receivable.............................................................    (33,993)   (24,320)   (61,510)
    Receivables from related parties, net...........................................         (8)        99       (721)
    Other receivables...............................................................         --     (1,914)   (20,428)
    Prepaid expenses and other assets...............................................     (2,998)    (1,853)    (8,757)
    Deposits........................................................................     (4,948)      (425)      (558)
  Increase (decrease) in liabilities:
    Accounts payable................................................................        925       (593)    23,913
    Taxes payable...................................................................        178      2,270      5,119
    Related party payable...........................................................        (51)      (269)     2,267
    Accrued network costs...........................................................     19,342     19,747     11,697
    Accrued expenses................................................................      1,647      2,353      8,440
    Deferred revenue................................................................         --         --      1,100
    Other long-term liabilities.....................................................         --        164       (265)
                                                                                      ---------  ---------  ---------
      Net cash provided by (used in) operating activities...........................     (3,176)    11,476    (12,379)
                                                                                      ---------  ---------  ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures............................................................     (9,154)   (14,674)  (113,020)
    Investments.....................................................................       (153)       126     (5,083)
    Short-term investments..........................................................     (1,631)   (16,975)    17,796
    Purchase of CTN, net of cash acquired...........................................       (350)      (350)        --
    Other...........................................................................        (63)       716       (679)
                                                                                      ---------  ---------  ---------
      Net cash used in investing activities.........................................    (11,351)   (31,157)  (100,986)
                                                                                      ---------  ---------  ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Stockholders' distributions.....................................................     (4,034)    (1,058)        --
    Borrowings under lines of credit................................................     14,746     34,211     19,330
    Repayments under lines of credit................................................     (8,262)   (42,025)        --
    Borrowings under lines of credit with stockholder...............................        701        583         --
    Repayments under lines of credit with stockholder...............................     (3,073)      (471)      (138)
    Borrowings under long-term debt.................................................      2,000        193         --
    Payments under long-term debt...................................................       (724)    (3,587)    (1,798)
    Payments under capital lease obligations........................................       (358)    (2,236)    (6,360)
    Issuance of common stock........................................................      6,718     32,684    144,711
    Warrants exercised..............................................................        266        384        274
    Stock options exercised.........................................................         --        496      2,507
    Issuance of preferred stock.....................................................      7,500         --         --
                                                                                      ---------  ---------  ---------
      Net cash provided by financing activities.....................................     15,480     19,174    158,526
                                                                                      ---------  ---------  ---------
  EFFECTS OF CHANGE IN UDN'S FISCAL YEAR END........................................         --         54         --
  EFFECTS OF FOREIGN CURRENCY TRANSLATION...........................................         --         --        188
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................        953       (453)    45,349
  CASH AND CASH EQUIVALENTS:
    Beginning of year...............................................................      1,448      2,401      1,948
                                                                                      ---------  ---------  ---------
    End of year.....................................................................  $   2,401  $   1,948  $  47,297
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

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

    In November 1997, the Company entered into the domestic commercial long-distance market through the acquisition of L.D. Services Inc., now known as CEO Telecommunications, Inc. ("CEO"). CEO is a commercial long-distance service provider throughout the United States. In March 1998, the Company consummated a merger with T-One Corp. ("T-One"), an international wholesale long-distance telecommunications provider. In March 1999, the Company expanded its commercial operations through the acquisition of United Digital Network, Inc. and its affiliated companies ("UDN" now known as "Allstar Telecom"). The mergers constituted tax-free reorganizations and have been accounted for as poolings of interests. Accordingly, all prior period consolidated financial data has been restated to include the results of operations, financial position and cash flows of CEO, T-One and UDN (see Note 7). The pro forma results of operations and pro forma income or loss per common share for 1996 and 1997 assumes that both STAR and CEO had been C-Corporations for all periods presented.

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

    REVENUE RECOGNITION

    The Company records revenues for telecommunications sales, direct dial, prepaid calling card, and travel card long distance services at the time of customer usage.

    COST OF SERVICES

    Cost of services for wholesale long distance services represents direct charges from vendors that the Company incurs to deliver service to its customers. These include leasing costs for the dedicated phone

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) lines and rate-per-minute charges from other carriers that terminate traffic on behalf of the Company. In addition, commercial long distance service costs include billing and collection service fees, call rating services, and per minute charges from other carriers that terminate traffic on behalf of the Company.

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

    SHORT-TERM INVESTMENTS

    Short-term investments consist of interest bearing securities with original maturities in excess of three months. At December 31, 1997 and 1998, the fair market value of temporary investments, classified as "available for sale securities," approximated cost, thus no unrealized holding gains or losses were reported in the accompanying balance sheets. During fiscal year 1997, the Company realized gains from the sale of

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) securities of approximately $48,000. During 1996 and 1998, the Company did not realize any gains or losses from sale of securities.

    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Depreciation and amortization of property and equipment are computed using the straight-line method over the following estimated useful lives:

Operating equipment...........................................................      2-25 years
Leasehold improvements........................................................   Life of lease
Furniture, fixtures and equipment.............................................       3-7 years

    Operating equipment includes assets financed under capital lease obligations of $17,522,000 and $51,738,000 at December 31, 1997 and 1998, respectively.
Accumulated amortization related to assets financed under capital leases was $2,739,000 and $7,908,000 at December 31, 1997 and 1998, respectively.

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

    INTANGIBLE ASSETS

    Intangible assets consist of the acquired cost of goodwill and customer lists. These intangibles are amortized utilizing the straight-line method over their estimated useful lives. The realizability of goodwill and customer lists is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses necessarily involve significant management judgment to evaluate the capacity of an acquired

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) business to perform within projections. During the year ended December 31, 1998, the Company recorded a loss on impairment of goodwill of approximately $2.6 million.

    Intangible assets consist of:

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1997       1998
                                                                            ---------  ---------
Goodwill..................................................................  $   5,245  $   5,065
Customer Lists............................................................      1,579      1,579
                                                                            ---------  ---------
                                                                                6,824      6,644
Accumulated amortization..................................................       (812)    (1,543)
Loss on impairment........................................................         --     (2,604)
                                                                            ---------  ---------
                                                                            $   6,012  $   2,497
                                                                            ---------  ---------
                                                                            ---------  ---------

    Through December 31, 1997, the Company amortized goodwill over 25 years. During 1998 the amortization of goodwill was reduced to 20 years. The Company amortizes customer lists over 4 to 7 years.

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

    CONSOLIDATED STATEMENTS OF CASH FLOWS

    During the years ended December 31, 1996, 1997 and 1998, cash paid for interest was $1,261,000, $2,357,000 and $4,396,000, respectively. For the same periods, cash paid for income taxes amounted to $1,262,000, $3,761,000 and $4,146,000, respectively.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Non-cash investing and financing activities, which are excluded from the consolidated statements of cash flows, are as follows (amounts in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1996       1997       1998
                                                                ---------  ---------  ---------
Equipment purchased through capital leases....................  $   5,656  $  10,020  $  34,216
Deposit applied against capital leases........................         --         --      4,405
Notes issued for asset purchases..............................         --      1,890         --
Operating agreement acquired through issuance of note.........         --        350         --
Conversion of debenture.......................................        500        500         --
Equity converted to debt......................................      1,200         --         --
Tax benefits related to stock options.........................         --        114      5,635
Issuance of convertible debenture and note payable for
  acquisition of CTN capital stock............................         --      1,050         --
Accrued liability relieved through issuance of common stock...         66         --         --

    NET INCOME (LOSS) PER COMMON SHARE

    The following schedule summarizes the information used to compute actual and pro forma basic and diluted net income or loss per common share for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                                                     1996       1997       1998
                                                                   ---------  ---------  ---------
Weighted average number of common shares used to compute basic
  net income (loss) per common share.............................     24,076     31,101     40,833
Weighted average common share equivalents........................         --         --      1,601
                                                                   ---------  ---------  ---------
Weighted average number of common shares and common share
  equivalents used to compute diluted net income (loss) per
  common share...................................................     24,076     31,101     42,434
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Options to purchase 238,400 shares of common stock at prices ranging from $18.48 to $27.00 were outstanding at December 31, 1998, but were not included in the computation of diluted earnings per share, as the exercise prices of these options were greater than the average market price of the Company's common stock.

    No common share equivalents were included in the computation of diluted loss per common share at December 31, 1996 and 1997, as the effect would be antidilutive.

    CONCENTRATIONS OF RISK

    At December 31, 1997 and 1998, no individual customer had an account receivable balance greater than 10 percent of gross accounts receivable other than PT-1 Communications, Inc. ("PT-1"), which was acquired on February 4, 1999 (see Note 13).

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The two largest customers represent approximately 24 percent, 15 percent and 11 percent of revenues during the years ended December 31, 1996, 1997 and 1998, respectively. During 1996, sales to one customer exceeded 10 percent of revenues. During 1997, no customer exceeded 10 percent of revenues. During 1998, no customer other than PT-1 exceeded 10 percent of revenues (see Note 13).

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

    Purchases from the four largest vendors for the years ended December 31, 1996, 1997 and 1998 amounted to 41 percent, 32 percent and 29 percent of total purchases, respectively.

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

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The foreign subsidiaries' balance sheets, excluding the German subsidiary, are translated into U.S. dollars using the year-end exchange rates except for prepayments, property, other long-term assets, and stockholders' equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenues and expenses are translated at average rates during the year except for depreciation and amortization, which are translated at historical rates. The German subsidiary's balance sheet at December 31, 1998 is translated into U.S. dollars using the year-end exchange rate except for stockholders' equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenues and expenses are translated at average rates during the year.

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

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    The Company finances some of its telecommunication equipment, acquisitions or operations under capital lease arrangements or through notes payable as follows (dollars in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Convertible debenture with interest of 7 percent due January 1999.......  $     500  $     500
Bank promissory note....................................................        904         --
Notes payable for Indefeasible Rights of Use, payable in quarterly installments of principal plus interest at LIBOR plus 6 percent (11.1
  percent at December 31, 1998) through September 1999..................        828        471
Notes payable in monthly installments of principal plus interest at 7
  percent to 9.5 percent through January 1999...........................      1,985      1,114
Notes payable in monthly installments at various interest rates.........        110         --
Obligations under capital leases........................................     14,524     37,974
                                                                          ---------  ---------
                                                                             18,851     40,059
  Less current portion of long-term debt................................     (2,834)    (2,085)
  Less current portion of capital lease obligations.....................     (2,866)    (8,567)
                                                                          ---------  ---------
                                                                          $  13,151  $  29,407
                                                                          ---------  ---------
                                                                          ---------  ---------

    Minimum future payments under capital lease obligations at December 31, 1998 are as follows:

                                                                                      CAPITAL
YEAR ENDING DECEMBER 31,                                                              LEASES
-----------------------------------------------------------------------------------  ---------
    1999...........................................................................  $  11,202
    2000...........................................................................     10,666
    2001...........................................................................      9,516
    2002...........................................................................     11,049
    2003...........................................................................      2,389
                                                                                     ---------
                                                                                        44,822
Less Amount representing interest..................................................     (6,848)
                                                                                     ---------
                                                                                     $  37,974
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

                               DECEMBER 31, 1998

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    OPERATING LEASES

    The Company leases office space, dedicated private telephone lines, equipment and other items under various agreements expiring through 2008. At December 31, 1998, the minimum aggregate payments under non-cancelable operating leases are summarized as follows (in thousands):

                                                     FACILITIES      DEDICATED
                                                        AND           PRIVATE
YEAR ENDING DECEMBER 31,                             EQUIPMENT         LINES          TOTAL
--------------------------------------------------  ------------  ----------------  ---------
1999..............................................   $    8,087      $   20,270     $  28,357
2000..............................................        7,917             604         8,521
2001..............................................        7,534             159         7,693
2002..............................................        7,320              --         7,320
2003..............................................        6,501              --         6,501
Thereafter........................................       22,600              --        22,600
                                                    ------------        -------     ---------
                                                     $   59,959      $   21,033     $  80,992
                                                    ------------        -------     ---------
                                                    ------------        -------     ---------

    Office facility and equipment rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately $1,438,000, $3,669,000 and $5,704,000, respectively. Dedicated private line expense was approximately $7,045,000, $9,414,000 and $24,306,000, respectively, for those same periods and is included in cost of services in the accompanying consolidated statements of operations.

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

    PURCHASE COMMITMENTS

    The Company is obligated under various service agreements with long distance carriers to pay minimum usage charges. The Company anticipates exceeding the minimum usage volume with these vendors. Minimum future usage charges at December 31, 1998 are as follows (in thousands):

YEAR ENDING DECEMBER 31,
-----------------------------------------------------------------------------------
1999...............................................................................  $  37,296
2000...............................................................................     19,776
2001...............................................................................         58
                                                                                     ---------
                                                                                     $  57,130
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

    At December 31, 1998, the Company has an obligation to a board member in the amount of $1,000,000 with interest at 10 percent payable in July 1999. The Company recognized interest expense related to this debt of $45,000 for the year ended December 31, 1998.

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

    On March 24, 1999, the Company acquired UDN, a telephone service provider focused on switched and dedicated local and long distance, toll free and calling card services to multinational corporations, in a transaction that was accounted for as a pooling of interests. The Company issued approximately 1,005,000 shares of common stock in exchange for all outstanding shares of UDN, plus 36,142 stock options in exchange for UDN options based on the exchange ratio of 1 to 0.1464. Upon completion of the merger, the Company changed the name UDN to Allstar Telecom.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

7. BUSINESS COMBINATIONS (CONTINUED)
    The accompanying consolidated financial statements have been restated to include the financial position and results of operations of CEO, T-One and UDN for all periods presented. The consolidated statements of operations and cash flows for the year ended December 31, 1996 includes UDN's operations for the year ended April 30, 1997. Thus UDN's operating results for the four months ended April 30, 1997 are included in both the 1996 and 1997 net loss. UDN revenue and net loss for the four months ended April 30, 1997 amounted to $9.4 million and $1.1 million, respectively.

    Revenues and historical net income (loss) of STAR, CEO, T-One and UDN through the dates of acquisitions are as follows (in thousands):

                                                              1996        1997        1998
                                                           ----------  ----------  ----------
Revenues:
  STAR...................................................  $  208,086  $  348,738  $  584,170
  CEO....................................................      29,905      27,460          --
  T-ONE..................................................      22,432      30,438      11,788
  UDN....................................................      24,012      30,622      29,166
  Eliminations...........................................        (985)     (3,172)     (5,904)
                                                           ----------  ----------  ----------
    Total................................................  $  283,450  $  434,086  $  619,220
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

Net income (loss):
  STAR...................................................  $   (6,903) $    4,464  $    8,061
  CEO....................................................       2,424         (37)         --
  T-ONE..................................................        (575)        201         (88)
  UDN....................................................      (1,419)     (6,391)     (6,342)
                                                           ----------  ----------  ----------
    Total................................................  $   (6,473) $   (1,763) $    1,631
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    Revenues and net income (loss) subsequent to the dates of acquisitions are included in the STAR balances above.

    In connection with the Company's acquisitions, the Company has capitalized approximately $4,800,000 of merger related costs which are included in prepaid expenses in the accompanying consolidated balance sheet at December 31, 1998.

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

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

8. INCOME TAXES (CONTINUED)
    The Company has recorded a net deferred tax asset of $3,278,000 at December 31, 1998. Realization is dependent on generating sufficient taxable income in the future. Although realization is not assured, management believes it is likely that the net deferred tax asset will be realized.

    The components of the net deferred tax asset at December 31, 1997 and 1998 are as follows (in thousands):

                                                                              1997       1998
                                                                            ---------  ---------
Deferred taxes short-term:
  Reserve for accounts and other receivables..............................  $   5,101  $   4,564
  Accrued network costs...................................................        798      1,707
  Vacation accrual........................................................        138        157
  Deferred compensation...................................................         38         --
  Accrued services........................................................        276         52
  Other accrued liabilities...............................................         --        151
  State income taxes......................................................        392        270
  Change in tax method....................................................         60         41
  Merger costs............................................................         --       (163)
                                                                            ---------  ---------
                                                                                6,803      6,779
  Valuation reserve.......................................................     (2,318)      (510)
                                                                            ---------  ---------
                                                                            $   4,485  $   6,269
                                                                            ---------  ---------
                                                                            ---------  ---------

Deferred taxes long-term:
  Net operating loss......................................................  $   4,002  $   9,255
  Deferred rent...........................................................         --        313
  Depreciation and amortization...........................................       (723)    (3,304)
  Basis difference arising from purchase accounting.......................       (369)      (296)
                                                                            ---------  ---------
                                                                                2,910      5,968
  Valuation reserve.......................................................     (3,696)    (8,959)
                                                                            ---------  ---------
                                                                            $    (786) $  (2,991)
                                                                            ---------  ---------
                                                                            ---------  ---------

    In prior years, T-One generated net operating losses ("NOL's") for financial statement and income tax purposes which may be available for carryforwards against future income. As of December 31, 1998, T-One has deductions available for carryforward in the amount of approximately $500,000. These NOL's will expire through 2010. UDN has net operating loss carryforwards of approximately $18.7 million which expire through 2018. Utilization of the net operating loss carryforwards may be limited by the separate return loss year rules and by ownership changes which have occurred or could occur in the future. The Company also has foreign NOL's of approximately $5,200,000.

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

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

8. INCOME TAXES (CONTINUED)
    The provision for income taxes for the years ended December 31, 1996, 1997 and 1998 are as follows (in thousands):

                                                                                                         PRO FORMA
                                                                                                    --------------------
                                                                             HISTORICAL
                                                                   -------------------------------      (UNAUDITED)
                                                                     1996       1997       1998       1996       1997
                                                                   ---------  ---------  ---------  ---------  ---------
Current taxes:
  Federal........................................................  $     280  $   4,900  $   7,146  $   1,118  $   5,282
  State..........................................................        164      1,147      1,909        359      1,270
  Foreign........................................................         --         --        447         --         --
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                         444      6,047      9,502      1,477      6,552

Deferred taxes:
  Federal........................................................        133     (2,273)       278         63     (2,512)
  State..........................................................         --       (869)       143        (20)      (940)
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                         133     (3,142)       421         43     (3,452)
Provision for income taxes.......................................  $     577  $   2,905  $   9,923  $   1,520  $   3,100
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------

    Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for the years ended December 31, 1996, 1997 and 1998 are as follows (in thousands):

                                                                                                      PRO FORMA
                                                                                                 --------------------
                                                                          HISTORICAL
                                                                -------------------------------      (UNAUDITED)
                                                                  1996       1997       1998       1996       1997
                                                                ---------  ---------  ---------  ---------  ---------
Income taxes at the statutory federal rate....................  $  (2,005) $     400  $   4,044  $  (2,005) $     400
State income taxes, net of federal income tax effect..........       (360)        66        663       (360)        66
Foreign taxes at rates different than U.S. taxes..............         --        187       (359)        --        187
Changes in valuation reserve..................................      3,633        862      3,455      3,633        862
Permanent differences.........................................        175        119        319        179        393
Effects of CEO S-Corp status until November 30, 1997..........       (958)       152         --         --         --
Other.........................................................         92      1,119      1,801         73      1,192
                                                                ---------  ---------  ---------  ---------  ---------
                                                                $     577  $   2,905  $   9,923  $   1,520  $   3,100
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

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

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

9. STOCK OPTIONS (CONTINUED)
    Information regarding the Company's stock option plans and nonqualified stock options as of December 31, 1996, 1997 and 1998, and changes during the years ended on those dates is summarized as follows:

                                                                             WEIGHTED-AVERAGE
                                                                  SHARES      EXERCISE PRICE
                                                                -----------  -----------------
December 31, 1995.............................................           --      $      --
  Granted.....................................................    3,491,355           1.89
  Exercised...................................................           --             --
  Forfeited...................................................      (26,855)          1.95
                                                                -----------          -----
December 31, 1996.............................................    3,464,500           1.89
                                                                -----------          -----
  Granted.....................................................      914,296           7.91
  Exercised...................................................     (488,925)          0.89
  Forfeited...................................................     (392,774)          2.40
                                                                -----------          -----
December 31, 1997.............................................    3,497,097           3.54
                                                                -----------          -----
  Granted.....................................................    1,026,925          15.37
  Exercised...................................................   (1,522,649)          1.57
  Forfeited...................................................     (104,987)         10.79
                                                                -----------          -----
December 31, 1998.............................................    2,896,386      $    8.62
                                                                -----------          -----
                                                                -----------          -----

    At December 31, 1998, 765,317 options were exercisable at a weighted average exercise price of $4.28 per share. The options outstanding at December 31, 1998 expire in various years through 2008.

    In connection with the merger with UDN, the Company issued 36,142 options for outstanding UDN options and warrants based on the exchange ratio of 0.1464 shares of STAR common stock for each share of UDN common stock.

    Information about stock options outstanding at December 31, 1998 is summarized as follows:

                                                                                        NUMBER
                             NUMBER         WEIGHTED AVERAGE                          EXERCISABLE
   RANGE OF EXERCISE     OUTSTANDING AT   REMAINING CONTRACTED    WEIGHTED AVERAGE        AT        WEIGHTED AVERAGE
        PRICES              12/31/98              LIFE             EXERCISE PRICE      12/31/98      EXERCISE PRICE
-----------------------  --------------  -----------------------  -----------------  -------------  -----------------
$1.46                          497,229               7.37             $    1.46          248,615        $    1.46
$4.00 to $6.83                 883,132               7.98             $    4.69          378,952        $    4.40
$8.11 to $11.94                788,000               9.02             $    9.55          137,750        $    9.05
$12.81 to $20.94               686,925               9.29             $   16.66               --        $      --
$27.00 to $34.38                41,100               9.33             $   27.72               --        $      --
                         --------------               ---                ------      -------------          -----
                             2,896,386               8.49             $    8.62          765,317        $    4.28
                         --------------               ---                ------      -------------          -----
                         --------------               ---                ------      -------------          -----

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

9. STOCK OPTIONS (CONTINUED)
    The fair value of each STAR option grant is estimated on the date of grant using the minimum value method of option pricing with the following assumptions for the grants:

                                                                          1996       1997       1998
                                                                        ---------  ---------  ---------
Expected life (years).................................................         10          6          6
Interest rate.........................................................        6.4%       6.2%       5.2%
Volatility............................................................         --      31.05%     75.49%
Dividend yield........................................................         --         --         --

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

                                                           1996           1997         1998
                                                       -------------  -------------  ---------
Pro forma Net Income (Loss)..........................  $  (7,789,000) $  (2,575,000) $  65,000
Pro forma Basic Net Income (Loss) Per Common Share...  $       (0.32) $       (0.08) $    0.00
Pro forma Diluted Net Income (Loss) Per Common
  Share..............................................  $       (0.32) $       (0.08) $    0.00

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

    UDN issued 27,455 common shares to certain shareholders subject to an escrow agreement dated May 19, 1988 and amended October 21, 1993. These escrow shares were cancelled in December 1998.

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

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

11. BUSINESS SEGMENTS (CONTINUED)
    Reportable segment information for the years ended December 31, 1996, 1997 and 1998 are as follows (in thousands):

                                                                                 NORTH
                                                                                AMERICAN    EUROPEAN     TOTAL
                                                                               ----------  ----------  ----------
1996
  Revenues from external customers...........................................  $  283,450  $       --  $  283,450
  Interest income............................................................         138          --         138
  Interest expense...........................................................       1,270          --       1,270
  Depreciation and amortization..............................................       2,343          --       2,343
  Segment net loss before provision for income taxes.........................      (5,896)         --      (5,896)
    Other significant non-cash items:
      Capital lease additions................................................       5,656          --       5,656
      Debt converted to equity...............................................       1,200          --       1,200
  Segment assets.............................................................      76,250          --      76,250
Expenditures for segment assets..............................................       9,154          --       9,154
1997
  Revenues from external customers...........................................  $  434,086  $       --  $  434,086
  Revenue between segments...................................................          --         321         321
  Interest income............................................................         464          --         464
  Interest expense...........................................................       2,388         229       2,617
  Depreciation and amortization..............................................       5,221         429       5,650
  Segment net income (loss) before provision for income taxes................       3,063      (1,921)      1,142
    Other significant non-cash items:
      Capital lease additions................................................       6,755       3,265      10,020
      Property financed by notes payable.....................................       1,890          --       1,890
      Operating agreement acquired through issuance of a note................         350          --         350
      Issuance of convertible debenture and note payable for CTN capital
        stock................................................................       1,050          --       1,050
  Segment assets.............................................................     118,450      11,932     130,382
  Expenditures for segment assets............................................      11,875       2,799      14,674
1998
  Revenues from external customers...........................................  $  590,049  $   29,171  $  619,220
  Revenue between segments...................................................      16,061      34,018      50,079
  Interest income............................................................       4,426          43       4,469
  Interest expense...........................................................       2,083       1,303       3,386
  Depreciation and amortization..............................................      11,017       4,037      15,054
  Segment net income (loss) before provision for income taxes................      13,344      (1,790)     11,554
    Other significant non-cash items
      Capital lease additions................................................      11,080      23,136      34,216
      Deposit applied against capital leases.................................          --       4,405       4,405
      Tax benefit related to stock options...................................       5,635          --       5,635
  Segment assets.............................................................     224,740     149,911     374,651
  Expenditures for segment assets............................................      60,125      52,895     113,020

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

12. QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED)

    The following table presents unaudited quarterly operating results, including the results of CEO, T-One and UDN or each of the Company's eight quarters in the two-year period ended December 31, 1998 (amounts in thousands):

                                                               QUARTER ENDED
                                               ----------------------------------------------
                                               MARCH 31,    JUNE 30,   SEPT. 30,    DEC. 31,
                                               ----------  ----------  ----------  ----------
1997
  Net sales..................................  $   91,631  $  102,659  $  110,848  $  128,948
  Operating income (loss)....................       2,280       2,090       2,457      (2,087)
  Pro forma net income (loss)................         854          14         120      (2,946)
1998
  Net sales..................................  $  136,571  $  138,911  $  169,686  $  174,052
  Operating income (loss)....................       3,622       4,337       4,204      (1,388)
  Net income (loss)..........................       1,343       2,365       2,356      (4,433)

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

    The Company recorded preliminary goodwill of approximately $209 million representing the excess of fair market value over the net assets acquired, which will be amortized over a 20-year period. The purchase price has been allocated to assets and liabilities based on preliminary estimates of fair value as of the date of acquisition. The final allocation of the purchase price will be determined when appraisals and other studies are completed. For the nine months ended December 31, 1998, PT-1 reported revenues and operating loss of $377.7 million and $1.2 million, respectively. At December 31, 1998, PT-1 reported total assets of $124.7 million.

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

    On June 9, 1999, the Company entered into a two-year agreement with Foothill Capital Corporation, as agent ("Foothill"), and certain lenders for a credit facility ("the Facility") with up to $100 million in available borrowings, based on eligibility. The Facility consists of a $75 million revolving line of credit that is limited to eligible accounts receivable and a $25 million term loan. As of June 30, 1999, the Company had $19.2 million outstanding on its revolving line of credit, which bears interest at libor plus 300 basis points. Total availability on the line of credit after outstanding letters of credit was $11.6 million on June 30, 1999. Additionally, as of June 30, 1999 the Company had $25 million outstanding on the term portion of the Facility, which bears interest at the bank's prime rate plus 600 basis points. The Facility has certain financial and non-financial covenants that include, among other restrictions, meeting predetermined earnings thresholds before all interest expenses, taxes, depreciation and amortization ("EBITDA").

    On August 13, 1999, the Company entered into a letter agreement pursuant to which Foothill and the lenders agreed to take no action under the Facility regarding the Company's failure to meet the EBITDA and tangible net worth covenants for the period ended June 30, 1999. In exchange for such forebearance, the Company agreed to pay to Foothill a fee of $50,000 and additional interest of two percent on both the term loan and the revolving credit facility. The Company, Foothill and the lenders have agreed to review the Facility in its entirety and to amend all appropriate provisions, including without limitation, the EBITDA and tangible net worth convenants. Based on preliminary discussions between the Company and Foothill, such amendment will also include the reduction of eligible borrowings on the line of credit to $30 million from $75 million, the provision of additional security to Foothill and a modification of the expiration date of the term loan to January 31, 2000 from June 9, 2000. Among other things this change would have reduced the total availability on the line of credit to $6.4.

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

                                                    ARTHUR ANDERSEN LLP

Los Angeles, California
February 25, 1999

                                                                     SCHEDULE II

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                   BALANCE AT
                                                                    BEGINNING                            BALANCE AT
                                                                       OF                                  END OF
                                                                     PERIOD      PROVISION   WRITE-OFF     PERIOD
                                                                   -----------  -----------  ----------  -----------
                                                                                    (IN THOUSANDS)
Allowance for doubtful accounts
  Year ended December 31, 1996...................................   $     521    $  16,978   $  (10,978)  $   6,521
  Year ended December 31, 1997...................................   $   6,521    $  13,770   $   (7,229)  $  13,062
  Year ended December 31, 1998...................................   $  13,062    $   7,477   $   (7,978)  $  12,561

Deferred tax valuation allowance
  Year ended December 31, 1996...................................   $   1,519    $   3,633   $        -   $   5,152
  Year ended December 31, 1997...................................   $   5,152    $     862   $        -   $   6,014
  Year ended December 31, 1998...................................   $   6,014    $   3,455   $        -   $   9,469

                                                                    EXHIBIT 23.1

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation by reference of our reports dated February 25, 1999 included in this Form 10-K/A Amendment No. 1, into the Company's previously filed Registration Statements File No. 333-29681 and 333-32083 pertaining to STAR Telecommunications, Inc. 1997 Omnibus Stock Incentive Plan, 1996 Stock Incentive Plan, 1996 Outside Director Non Statutory Stock Option and Employment/Consulting Agreements. It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 1998 or performed any audit procedures subsequent to the date of our report.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
September 17, 1999