Form 10-Q
period 1999-09-30
STAR TELECOMMUNICATIONS INC
filed 1999-11-12
CIK 1026486

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                                            Yes  X            No
                                                ---              ---

As of November 8, 1999, the number of the registrant's Common Shares of $.001 par value outstanding was 58,616,500.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                           PAGE
PART I - FINANCIAL INFORMATION:

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets As Of
         December 31, 1998 And September 30, 1999 (unaudited)                                3

         Condensed Consolidated Statements Of Operations For The
         Three And Nine Month Periods Ended September 30, 1998
         And 1999 (unaudited)                                                                4

         Condensed Consolidated Statements Of Cash Flows For The
         Nine Month Periods Ended September 30, 1998 And 1999 (unaudited)                    5


         Notes To Condensed Consolidated Financial Statements                                7

Item 2:  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations                                                12

Item 3:  Quantitative And Qualitative Disclosures About Market Risks                        20

PART II - OTHER INFORMATION                                                               None

ITEM 1:  FINANCIAL STATEMENTS

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except for share data)

                                                                      December 31,           September 30,
                                                                          1998                   1999
                                                                 ------------------      ------------------
                                                                                            (Unaudited)
Current Assets:
   Cash and cash equivalents                                     $           47,297      $           14,582
   Short-term investments                                                       835                   2,426
   Accounts and notes receivable, net                                       100,235                 162,909
   Receivable from related parties                                              762                   1,920
   Other current assets                                                      43,581                  45,585
                                                                 ------------------      ------------------
              Total current assets                                          192,710                 227,422
                                                                 ------------------      ------------------

Long-Term Assets:
   Property and equipment, net                                              170,952                 339,907
   Goodwill, net                                                                  -                 203,329
   Other                                                                     10,989                  27,551
                                                                 ------------------      ------------------
              Total assets                                       $          374,651      $          798,209
                                                                 ==================      ==================

Current Liabilities:
   Revolving lines of credit                                     $           19,330      $           42,501
   Revolving line with stockholder                                                -                   2,500
   Current portion of long-term obligations                                  10,652                  15,905
   Accounts payable                                                          43,989                 153,530
   Taxes payable                                                              1,640                       -
   Related party payable                                                      2,267                   1,253
   Accrued network cost                                                      51,262                 119,366
   Other accrued expenses                                                    15,772                  27,784
   Deferred revenue                                                           1,100                  41,784
                                                                 ------------------      ------------------
              Total current liabilities                                     146,012                 404,623
                                                                 ------------------      ------------------

Long-Term Liabilities:
   Long-term obligations, net of current portion                             29,407                  42,695
   Other long-term liabilities                                                3,641                  51,725
                                                                 ------------------      ------------------
              Total long-term liabilities                                    33,048                  94,420
                                                                 ------------------      ------------------

Stockholders' Equity:
   Common stock $.001 par value:
     Authorized - 100,000,000 shares                                             43                      58
   Additional paid-in capital                                               207,466                 364,468
   Deferred compensation                                                          -                  (2,335)
   Accumulated other comprehensive income (loss)                                188                  (3,101)
   Note receivable from stockholder                                               -                  (3,570)
   Accumulated deficit                                                      (12,106)                (56,354)
                                                                 ------------------      ------------------
              Total stockholders' equity                                    195,591                 299,166
                                                                 ------------------      ------------------
              Total liabilities and stockholders' equity         $          374,651       $         798,209
                                                                 ==================      ==================


    See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                                  Three Months Ended                 Nine Months Ended
                                                                     September 30,                      September 30,
                                                          ----------------------------------  ---------------------------------
                                                               1998               1999                  1998             1999
                                                          ----------------------------------  ---------------------------------
                                                                      (Unaudited)                       (Unaudited)
Revenue                                                          $ 169,676         $ 279,216         $ 445,134        $ 779,694
Operating expenses:
        Cost of services                                           143,461           234,711           378,212          676,213
        Selling, general and
          administrative expenses                                   18,287            41,353            45,554          118,406
        Depreciation and amortization                                3,724            11,711             8,892           31,352
        Merger expense                                                   -                 -               314            1,872
                                                          ----------------    --------------  ----------------    -------------
                                                                   165,472           287,775           432,972          827,843
                                                          ----------------    --------------  ----------------    -------------
        Income (loss) from operations                                4,204            (8,559)           12,162          (48,149)
                                                          ----------------    --------------  ----------------    -------------

Other income (expense):
        Interest income                                              1,737               176             3,236            1,851
        Interest expense                                              (860)           (2,462)           (2,522)          (5,993)
        Other                                                           87             1,271              (170)            (653)
                                                          ----------------    --------------  ----------------    -------------
                                                                       964            (1,015)              544           (4,795)
                                                          ----------------    --------------  ----------------    -------------
        Income (loss) before provision (benefit)
          for income taxes                                           5,168            (9,574)           12,706          (52,944)

Provision (benefit) for income taxes                                 2,812              (811)            6,642           (8,696)
                                                          ----------------    --------------  ----------------    -------------
Net income (loss)                                                $   2,356         $  (8,763)        $   6,064        $ (44,248)
                                                          ================    ==============  ================    =============
Basic income (loss) per share                                    $    0.05         $   (0.15)        $    0.15        $   (0.78)
                                                          ================    ==============  ================    =============
Diluted income (loss) per share                                  $    0.05         $   (0.15)        $    0.14        $   (0.78)
                                                          ================    ==============  ================    =============

    See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                               ------------------------------------------
                                                                                       1998                   1999
                                                                               ------------------------------------------
                                                                                                (Unaudited)
Cash Flows From Operating Activities:
  Net income (loss)                                                                $   6,064               $(44,248)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                                                      8,892                 31,352
    Gain on sale of investment                                                                               (1,292)
    Interest on note discount                                                             55                      -
    Compensation expense relating to stock options                                        30                      -
    Provision for doubtful accounts                                                    3,952                 16,377
    Deferred income taxes                                                               (511)                 4,057
    Deferred compensation                                                                 62                      -
    Other                                                                                 (5)                     -
    Change in assets and liabilities net of effects from purchase of PT-1:
     Accounts and notes receivable                                                   (37,358)               (90,755)
     Receivable from related parties                                                       -                   (465)
     Other assets                                                                    (10,201)               (10,681)
     Accounts payable                                                                 15,196                 50,265
     Related party payable                                                                 -                 (2,181)
     Accrued network cost                                                             14,061                 57,138
     Other accrued expenses                                                                -                  3,999
     Deferred revenue                                                                      -                  2,283
     Other liabilities                                                                    48                 (8,714)
                                                                                   ---------               --------
              Net cash provided by operating activities                                  285                  7,135
                                                                                   ---------               --------
Cash Flows From Investing Activities:
  Capital expenditures                                                               (57,982)               (39,648)
  Short-term investments                                                             (73,700)                  (391)
  Purchase of PT-1, net of cash acquired                                                   -                 (4,435)
  Payment to former shareholder of PT-1                                                    -                 (2,000)
  Proceeds from sale of investment                                                         -                  1,500
  Other long-term assets                                                              (5,084)                (4,523)
                                                                                   ---------               --------
              Net cash used in investing activities                                 (136,766)               (49,497)
                                                                                   ---------               --------

      See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                 ------------------------------
                                                                      1998           1999
                                                                 ------------------------------
                                                                            (Unaudited)
Cash Flows From Financing Activities:
 Borrowings under lines of credit                                      1,000        280,989
 Repayments under lines of credit                                          -       (262,818)
 Borrowings under revolving line of credit with stockholder                           2,500
 Repayments under revolving line of credit with stockholder             (133)             -
 Borrowings under long-term debt                                           -            700
 Payments under long-term debt and capital lease obligations          (1,084)       (11,193)
 Issuance of common stock                                            144,711              -
 Stock options exercised                                               2,429            630
 Warrants exercised                                                      274              -
 Other financing activities                                              (12)             6
                                                                   ---------      ---------
         Net cash provided by financing activities                   147,185         10,814
                                                                   ---------      ---------


Effects Of Foreign Currency Translation                                  216         (1,167)

Increase (decrease) in cash and cash equivalents                      10,920        (32,715)
Cash and cash equivalents, beginning of period                         1,948         47,297
                                                                   ---------      ---------
Cash and cash equivalents, end of period                            $ 12,868      $  14,582
                                                                   =========      =========

      See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, as set forth in the STAR Telecommunications, Inc. ("STAR" or the "Company") Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the current year presentation. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2) BUSINESS AND PURPOSE

STAR is a multinational telecommunications services company focused on the wholesale and commercial international and domestic long distance markets. The Company offers highly reliable low-cost switched voice and data services on a wholesale basis primarily to U.S. based long distance carriers. STAR provides international long distance services through a flexible network comprised of foreign termination relationships, international gateway switches, leased and owned transmission facilities and resale arrangements with other long distance providers.

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

(4) NET INCOME (LOSS) PER COMMON SHARE

The following schedule summarizes the information used to compute basic and diluted net income or loss per common share for the three and nine month periods ended September 30, 1998 and 1999. No common share equivalents were considered in the computation of diluted earnings per share for 1999 as the effect would be anti-dilutive (in thousands):

                                                                 THREE MONTHS               NINE MONTHS
                                                                     ENDED                     ENDED
                                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                                             --------------------       -------------------
                                                              1998          1999         1998         1999
                                                             ------        ------       ------       ------
      Weighted number of common shares used to
          compute basic income (loss) per share              43,093        58,476       40,143       56,528
      Weighted average common share equivalents               1,267           -          1,816          -
                                                             ------        ------       ------       ------
      Weighted average number of common shares and
          share equivalents used to compute diluted
          income (loss) per share                            44,360        58,476       41,959       56,528
                                                             ------        ------       ------       ------
                                                             ------        ------       ------       ------


For the three and nine month periods ending September 30, 1998, options to purchase 73,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, as the exercise prices of these options were greater than the average market price of the Company's common stock. For the three and nine month periods ended September 30, 1999, stock options for 3,497,000 shares were excluded from the computation of diluted earnings per share as such options were anti-dilutive.

(5) COMPREHENSIVE INCOME (LOSS)

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". For year end financial statements, SFAS 130 requires that comprehensive income, which is the total of net income (loss) and all other non-owner changes in equity, be displayed in a financial statement, with the same prominence as other consolidated financial statements. For the year end financial statements, the Company displays the components of other comprehensive income (loss) in the consolidated statements of stockholders' equity. During the three and nine month periods ended September 30, 1998, comprehensive income equaled net income. During the three and nine month periods ended September 30, 1999, comprehensive income (loss) consisting of foreign currency translation adjustments of $1,084,000 and ($3,289,000), respectively, resulted in total comprehensive loss of $7,679,000 and $47,537,000, respectively.

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

Pro forma revenue, net loss and loss per common share of the combining companies for the nine month period ended September 30, 1998 and 1999, assuming the acquisition occurred at the beginning of each period presented, are as follows (in thousands):

                                                     NINE MONTHS
                                                        ENDED
                                                    SEPTEMBER 30,
                                              ---------------------------
                                                1998              1999
                                              ---------         ---------
      Revenue:                                $ 775,237         $ 800,543
                                              ---------         ---------
                                              ---------         ---------

      Net loss:                               $  (6,553)        $ (52,103)
                                              ---------         ---------
                                              ---------         ---------

      Loss per share:
             Basic                            $   (0.16)        $   (0.92)
                                              ---------         ---------
                                              ---------         ---------
             Diluted                          $   (0.16)        $   (0.92)
                                              ---------         ---------
                                              ---------         ---------

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

On June 9, 1999, the Company entered into a two-year credit facility agreement with Foothill Capital Corporation ("Foothill"). The Company failed to meet the EBITDA and tangible net worth covenants in accordance with the agreement for the period ended June 30, 1999. On October 15th, the Company received an amendment from the lender group which included resetting the financial covenants in accordance with the Company's updated financial forecast. In exchange for the amendment, the Company agreed to pay to Foothill a supplemental agency fee of $500,000, and a term loan supplemental fee of $2,000,000 due January 31, 2000. If the term loan is retired on or before November 30, 1999, the term loan supplemental fee is reduced to $600,000; if the term loan is retired before December 31, 1999, the term loan supplemental fee is reduced to $1,000,000. Additionally, the prepayment premium for early retirement of the facility was reduced to $1,000,000. Interest rates were adjusted to 2.75 percent over the prime rate of interest for the revolving line of credit and 8.0 percent over the prime rate for the term note. The interest rate on the term note increases 1.0 percent per month for the remainder of the term. The Company also agreed to the reduction of eligible borrowings on the revolving portion of the line of credit to $30 million from $75 million. The expiration date of the $25 million term loan was also modified to January 31, 2000 from June 9, 2000. As of September 30, 1999, the Company had $17.5 million outstanding on its revolving line of credit, and $25.0 million outstanding on the term portion of the facility.

Effective April 1, 1999, management recharacterized the balance of the intercompany loan from STAR to GmbH from a note payable to equity. As a result, the translation effect on the note balance after April 1, 1999 is reflected as other comprehensive loss in the accompanying financial statements.

During the second quarter of 1999, GmbH recorded a cost of services accrual of approximately $6.7 million for a retroactive rate increase imposed by a European telecom carrier that is currently being disputed. The outcome of this dispute is not determinable as of September 30, 1999.

On September 29, 1999 Star Telecommunications Deutschland GmbH entered into an agreement with Deutsche Leasing AG to finance new and pre-existing equipment through a capital lease-financing arrangement. Under the terms of the agreement the Company has the option to finance equipment up to 80DM million or roughly $45 million. The contract includes provisions to increase that amount as STAR Telecom Deutschland's equipment needs expand. The financing terms of the agreement are a minimum lease commitment of four years with an interest rate of approximately 6%. Cash generated from these arrangements will be used to help fund the growth and operations of the German business.

(7) STATEMENTS OF CASH FLOWS

During the nine month periods ended September 30, 1998 and 1999, cash paid for interest was approximately $2,766,000 and $5,043,000, respectively. For the same periods, cash paid for income taxes amounted to approximately $2,545,000 and $1,802,000, respectively.

Non-cash investing and financing activities, which are excluded from the consolidated statements of cash flows, are as follows (in thousands):

                                                            NINE MONTHS
                                                               ENDED
                                                           SEPTEMBER 30,
                                                     ---------------------------
                                                       1998              1999
                                                     ---------         ---------


Equipment purchased through capital leases           $ 28,100          $   3,957
Assets acquired through vendor financing                -                 52,990
Assets acquired through other non-cash
  transactions                                                            44,322
Other non-cash transactions                             4,905              9,220
Tax benefits related to stock options                   5,474             -
Detail of acquisition:
   Fair value of assets acquired                        -                303,743
   Liabilities assumed                                  -               (144,563)
   Common stock issued                                  -               (153,578)
   Notes payable issued                                 -                 (1,167)
                                                     --------          ---------
                                                     $ 38,479          $ 114,924
                                                     --------          ---------
                                                     --------          ---------

(8) SEGMENT INFORMATION

At September 30, 1999, STAR has two separately managed business segments, North American and European long distance telecommunications. During the first quarter of 1999, the Company began operating in the Pacific Rim through two joint ventures. Earnings from operations in the Pacific Rim are included with the North American segment. Total earnings and assets from the Pacific Rim represent less than five percent of the total for the North American segment.

                                                                         NORTH
THREE MONTHS ENDED, SEPTEMBER 30, 1998 (in thousands)                   AMERICAN        EUROPEAN          TOTAL
Revenue from external customers                                         $ 162,927       $  6,749        $169,676
Revenue from other segments                                                 8,129         14,774          22,903
Interest income                                                             1,713             24           1,737
Interest expense                                                              476            384             860
Depreciation and amortization                                               2,669          1,055           3,724
Segment net income before provision for income taxes                        4,234            934           5,168
Segment assets                                                            293,287         48,639         341,926

                                                                          NORTH
THREE MONTHS ENDED, SEPTEMBER 30, 1999 (in thousands)                   AMERICAN        EUROPEAN          TOTAL
Revenue from external customers                                         $ 248,637       $ 30,579        $279,216
Revenue from other segments                                                 9,076          5,397          14,473
Interest income                                                                60            116             176
Interest expense                                                            2,536            (74)          2,462
Depreciation and amortization                                               8,657          3,054          11,711
Segment net loss before benefit for income taxes                           (4,096)        (5,478)         (9,574)
Segment assets                                                            633,904        164,305         798,209

                                                                         NORTH
NINE MONTHS ENDED, SEPTEMBER 30, 1998 (in thousands)                    AMERICAN        EUROPEAN          TOTAL
Revenue from external customers                                         $ 438,191       $  6,943        $445,134
Revenue from other segments                                                 8,129         16,742          24,871
Interest income                                                             3,211             25           3,236
Interest expense                                                            1,559            963           2,522
Depreciation and amortization                                               6,870          2,022           8,892
Segment net income (loss) before provision for income taxes                14,906         (2,200)         12,706
Segment assets                                                            293,287         48,639         341,926

                                                                          NORTH
NINE MONTHS ENDED, SEPTEMBER 30, 1999 (in thousands)                     AMERICAN       EUROPEAN          TOTAL
Revenue from external customers                                         $ 697,170       $ 82,524        $779,694
Revenue from other segments                                                24,871         24,831          49,702
Interest income                                                             1,706            145           1,851
Interest expense                                                            3,943          2,050           5,993
Depreciation and amortization                                              23,696          7,656          31,352
Segment net loss before benefit for income taxes                          (32,544)       (20,400)        (52,944)
Segment assets                                                            633,904        164,305         798,209

(9) NEW PRONOUNCEMENTS

In June 1998, the AICPA issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company has not yet analyzed the impact of this new standard. The Company will adopt the standard in January of 2000.

(10) SUBSEQUENT EVENTS

In October 1999, the Company sold 1,750,000 shares of its investment in Paetec for approximately $8.5 million.

In October 1999, the Company began initiating traffic over its recently completed switch in Geneva, Switzerland. The switch site is expected to decrease international termination costs and initiate outbound calls from the local market.

1) ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of such terms as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of numerous factors including among others, the following: (i) changes in customer rates per minute; (ii) foreign currency fluctuations; (iii) termination of certain service agreements or inability to enter into additional service agreements; (iv) inaccuracies in the Company's forecast of traffic growth; (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vi) foreign political or economic instability; (vii) changes in the availability of transmission facilities; (viii) loss of the services of key officers; (ix) loss of a customer which provides significant revenues to the Company; (x) highly competitive market conditions in the industry; (xi) concentration of credit risk; and (xii) availability of long term financing. The foregoing review of the important factors should not be considered as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following table sets forth income statement data as a percentage of revenues for the periods indicated.

                                                           THREE MONTHS                  NINE MONTHS
                                                       ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                     -------------------------     ------------------------
                                                           1998          1999           1998          1999
                                                     -----------     ---------     ----------     ---------
Revenues                                               100.0%         100.0%        100.0%         100.0%
Operating expenses:
     Cost of services                                   84.5           84.1          85.0           86.7
     Selling, general and administrative                10.8           14.8          10.2           15.2
     Depreciation and amortization                       2.2            4.2           2.0            4.0
     Merger expense                                      -              -             0.1            0.2
                                                     -----------     ---------     ----------     ---------
                                                        97.5          103.1          97.3          106.2
                                                     -----------     ---------     ----------     ---------
     Income (loss) from operations                       2.5           (3.1)          2.7           (6.2)
                                                     -----------     ---------     ----------     ---------

Other income (expense):
     Interest income                                     1.0            0.1           0.7            0.2
     Interest expense                                   (0.5)          (0.9)         (0.6)          (0.8)
     Other                                               0.1            0.5            -            (0.1)
                                                     -----------     ---------     ----------     ---------
                                                         0.6           (0.4)          0.1           (0.6)
                                                     -----------     ---------     ----------     ---------
     Income (loss) before provision for income
       taxes                                             3.0           (3.4)          2.9           (6.8)
                                                     -----------     ---------     ----------     ---------
Provision (benefit) for income taxes                     1.7           (0.3)          1.5           (1.1)
                                                     -----------     ---------     ----------     ---------
Net income (loss)                                        1.4%          (3.1)%         1.4%          (5.7)%
                                                     ===========     =========     ==========     =========

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues: Total revenues increased 64.6% to $279.2 million in the third quarter of 1999 from $169.7 million in the third quarter of 1998. The increase is primarily a result of the continued growth in the North American commercial operations, which contributed revenues from prepaid phone-card and dial around programs, and the European operations.

Revenues from North American wholesale customers decreased 18.9% to $120.2 million in the current quarter from $148.2 million in the prior year's third quarter. North American wholesale revenues for the three months ended September 30, 1999, include broadband sales activity. Minutes of use generated by North American wholesale customers increased 19.6% to 568.1 million minutes of use in the third quarter of 1999, as compared to 475.1 million minutes of use in the comparable quarter of the prior year. The increase in minutes of use reflects the continued growth in the number of North American wholesale customers to 225 at September 30, 1999, up from 175 customers at September 30, 1998, as well as an increase in usage by existing customers.
The decrease in revenues for the third quarter of 1999 resulted from a significant decline in rates per minute, as the average North American wholesale rate per minute of use declined to $0.18 for the current quarter as compared to $0.30 for the quarter ended September 30, 1998, reflecting continued lower prices on competitive routes. This decline is also attributable to a change in country mix that included a larger proportion of lower rate per minute countries such as Mexico, Germany, the United Kingdom, Canada and Japan. The period to period decline in rate per minute was not a significant factor in the relative increase in minutes of use.

North American commercial revenues increased over 750.0% to $128.4 million in the third quarter of 1999 from $14.7 million in the third quarter of 1998. The increase is due primarily to the consummation of the PT-1 acquisition in the first quarter of 1999 which diversified the Company's revenue base with both prepaid phone-card and dial around programs. Minutes of use generated by North American commercial customers increased over 950% to 831.8 million minutes in the third quarter of 1999, as compared to 78.0 million minutes of use in the comparable quarter of the prior year. The average North American commercial rate per minute increased to $0.15 per minute in the third quarter of 1999 from $0.14 per minute in the third quarter of 1998 primarily due to the increase in commercial usage from the prepaid phone-card and dial around programs.

The third quarter of 1999 also includes revenues from the European operations which increased over 350% to $30.6 million, as compared to approximately $6.7 million in the third quarter of 1998. The increase is attributable to increased usage over ten switches in the third quarter of 1999 as compared to four switches in the third quarter of 1998 in both the German operations and the operations in the United Kingdom. Management believes that the prospects for growth in Europe remain strong as STAR Telecommunications Deutschland GmbH is fully utilizing its interconnect with Deutsche Telekom AG, as well as with other European PTTs. In addition, management expects continued growth in European revenues as the Company expands into Austria and Switzerland. The Company completed the build out of its Austrian and Swiss switch sites in the third quarter of 1999.

Cost of Services (Exclusive of Depreciation and Amortization): Total cost of services (exclusive of depreciation and amortization) increased 63.6% to $234.7 million in the third quarter of 1999 from $143.5 million in the third quarter of 1998 and decreased as a percentage of revenues for the same periods to 84.1% from 84.6%.

Cost of services (exclusive of depreciation and amortization) from North American vendors increased 54.8% to $209.4 million in the third quarter of 1999 from $135.3 million in the third quarter of 1998 and increased as a percentage of North American revenues to 84.2% from 83.1%, respectively. Cost of services includes costs relating to broadband sales during the three months ended September 30, 1999. The growth in cost of services reflects the increase in minutes of use from the commercial usage generated from prepaid phone-card and dial around programs offset by an overall declining average cost per minute. The average cost per minute declined as a result of competitive pricing pressures, a larger proportion of lower cost per minute countries, as well as an increasing proportion of traffic routed over the Company's proprietary network. Management believes that the average cost per minute will continue to decline as STAR further expands its domestic and international network. Cost of services (exclusive of depreciation and amortization) for the quarter ended September 30, 1999, were negatively impacted as a result of delays in delivery for domestic network capacity which resulted in redundant leased line costs. Management anticipates reduced line costs in the fourth quarter 1999 as the capacity is delivered and the redundant costs are eliminated, although there can be no assurances in that regard.

The third quarter of 1999 also includes cost of services from the European operations (exclusive of depreciation and amortization) which increased over 200% to $25.3 million, compared to $8.2 million in the third quarter of 1998. The increase in cost of services (exclusive of depreciation and amortization) from the European operations was attributable to increased usage.

Selling, General and Administrative Expenses: For the third quarter of 1999, total selling, general and administrative expenses increased over 125% to $41.4 million from $18.3 million in the third quarter of 1998 and increased as a percentage of revenues to 14.8% from 10.8% over the comparable 1998 period. The increase is primarily a result of continued growth in the Company's North American commercial and European operations.

North American selling, general and administrative expenses increased over 100% to $33.0 million in the third quarter of 1999 from $15.5 million in the third quarter of 1998. For the third quarter of 1999, North American selling, general and administrative expenses increased as a percentage of North American revenues to 13.3% from 9.5% in the third quarter of 1998. The increase is primarily a result of the inclusion of PT-1 operating expenses subsequent to the acquisition, which includes payroll, advertising, bad debt, and other related expenses in connection with the expansion of the prepaid phone-card and the dial around programs. The increase is also attributable to increased payroll and commission expense due to the sales force expansion and additional back office support personnel for Allstar in the first and second quarters of 1999. During the third quarter of 1999, the Company began to realize the effects of staff reductions made to eliminate redundant positions after the PT-1 and UDN mergers and to eliminate back office support for the telemarketing operations. Due to severance and other related costs incurred in the third quarter of 1999 in connection with the staff reductions, management anticipates that payroll expense will decrease as a percentage of revenues in the fourth quarter of 1999. Additionally, professional fees increased in the third quarter of 1999 compared to the third quarter of 1998, as a result of tax planning efforts for the domestic and international subsidiaries and as a result of professional services rendered in connection with exploring various financing alternatives.

Selling, general and administrative expenses related to the European operations increased 200% to $8.4 million in the third quarter of 1999, from approximately $2.8 million in the third quarter of 1998. This increase reflects the Company's commitment to continue expansion efforts in Europe by adding personnel, facilities, and other expenses to become a carrier in additional European countries and to expand the Company's commercial sales force and back office support in Germany.

Depreciation and Amortization: Depreciation and amortization expense increased over 200% to $11.7 million for the third quarter of 1999 from $3.7 million for the third quarter of 1998, and increased as a percentage of revenues to 4.2% from 2.2% over the comparable period in the prior year. The increase is primarily due to approximately 2.6 million of goodwill amortization expense resulting from the PT-1 acquisition. In addition, depreciation expense increased due to significant asset additions in Europe and the inclusion of depreciation expense for the PT-1 assets. Depreciation expense also increased as a result of the Company's additional domestic broadband capacity during 1999. Depreciation and amortization attributable to North American assets amounted to $8.7 million. European operations realized total depreciation and amortization of $3.1 million. STAR expects depreciation and amortization expense to continue to increase as a percentage of revenues as the Company continues to expand its global telecommunications network.

Income (Loss) from Operations: In the third quarter of 1999, loss from operations was $8.6 million as compared to income from operations of $4.2 million in the third quarter of 1998. Operating margin in the third quarter of 1999 was a negative 3.1% as compared to a positive 2.5% in the third quarter of 1998. Operating margin decreased in the third quarter of 1999 primarily due to rate compression in the wholesale market, goodwill amortization, as well as increased payroll, commission and operating expenses attributable to the expansion of the Company's commercial programs. The decrease in operating margin in the third quarter of 1999 was partially offset by profit realization of $5.9 million from a broadband sale. The operating margin for the three month period ended September 30, 1999 increased from a negative 12.2% in the second quarter of 1999. The increase is primarily due to the stabilization of rates in the wholesale market, an increase in the profitability of European operations, and the staff reductions due to the Company's realization of synergies from its acquisitions and the reduction of back office support for the telemarketing operations, as well as the profit from the broadband sale.

Other Income (Expense): The Company reported other expense, net, of approximately $1.0 million in the third quarter of 1999 as compared to other income, net, of approximately $964,000 for the third quarter of 1998. This decrease is primarily due to interest expense of $2.5 million in the current quarter as opposed to approximately $860,000 in the third quarter of 1998. The increase resulted from interest expense incurred on borrowings on STAR's line of credit and interest payments for capital lease obligations for the quarter ending September 30, 1999. In the third quarter of 1998, the Company earned a substantial amount of interest on the proceeds from its May 1998, secondary equity offering. Therefore, interest income decreased from $1.7 million in the third quarter 1998 to $176,000 in the third quarter 1999. In addition, other income reflects a $1.3 million gain from the sale of an investment during the third quarter 1999.

Provision (Benefit) for Income Taxes: The Company recorded a tax benefit of approximately $811,000 in the third quarter of 1999 due to operating losses. The provision for income taxes for the third quarter of 1998 was $2.8 million.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues: Total revenues increased 75.2% to $779.7 million in the nine months ended September 30, 1999 from $445.1 million in the nine months ended September 30, 1998. The increase is primarily a result of the continued growth in the North American commercial operations, which contributed revenues from prepaid phone-card and dial around programs, and the European operations.

Revenues from North American wholesale customers decreased 5.5 % to $368.9 million in the nine months ended September 30, 1999 from $390.2 million in the nine months ended September 30, 1998. North American wholesale revenues for the nine months ended September 30, 1999 include broadband sales activity. Minutes of use generated by North American wholesale customers increased 54.5% to 1.7 billion minutes of use in the nine months ended September 30, 1999, as compared to 1.1 billion minutes of use in the comparable period of the year prior. The increase in minutes of use reflects the continued growth in the number of North American wholesale customers to 225 at September 30, 1999, up from 175 customers at September 30, 1998, as well as an increase in usage by existing customers. The decrease in revenue for the nine months ended September 30, 1999 resulted from a significant decline in rates per minute, as the average North American wholesale rate per minute of use declined to $0.21 for the current nine month period as compared to $0.33 for the nine month period ended September 30, 1998, reflecting continued lower prices on competitive routes. This decline is also attributable to a change in country mix that includes a larger proportion of lower rate per minute countries such as Mexico, Germany, the United Kingdom, Canada and Japan. The period to period decline in rate per minute was not a significant factor in the relative increase in minutes of use.

North American commercial revenues increased to $328.3 million in the nine months ended September 30, 1999 from $48.0 million in the comparable 1998 period. The growth is due primarily to the consummation of the PT-1 acquisition in the first quarter of 1999 which diversified the Company's revenue base with both prepaid phone-card and dial around programs. Minutes of use generated by North American commercial customers increased over 600% to 2.0 billion minutes in the nine months ended September 30, 1999, as compared to 269.3 million minutes of use in the comparable nine month period of the prior year. The average North American commercial rate per minute increased to $0.16 per minute in the nine months ended September 30, 1999 from $0.15 per minute in the nine months ended September 30, 1998, primarily due to the increase in commercial usage from the prepaid phone-card and dial around programs.

The nine months ended September 30, 1999 also includes revenues from the European operations which increased to $82.5 million, as compared to $6.9 million in the comparable nine month period of 1998. Management believes that the prospects for growth in Europe remain strong as STAR Telecommunications Deutschland GmbH is fully utilizing its interconnect with Deutsche Telekom AG, as well as with other European PTTs. In addition, management expects continued growth in European revenues as the Company expands into Austria and Switzerland. The Company completed the build out of its Austrian and Swiss switch sites in the third quarter of 1999.

Cost of Services (Exclusive of Depreciation and Amortization): Total cost of services (exclusive of depreciation and amortization) increased 78.8% to $676.2 million in the nine months ended September 30, 1999 from $378.2 million in the nine months ended September 30, 1998 and increased as a percentage of revenues for the same periods to 86.7% from 85.0%.

Cost of services (exclusive of depreciation and amortization) from North American vendors increased 64.5% to $607.5 million in the nine months ended September 30, 1999 from $369.2 million in the comparable 1998 period and increased as a percentage of North American revenues to 87.1% from 84.3%, respectively. Cost of services includes costs relating to broadband sales during the nine months ended September 30, 1999. The growth in cost of services reflects the increase in minutes of use from the commercial usage generated from prepaid phone-card and dial around programs offset by an overall declining average cost per minute. The average cost per minute declined as a result of competitive pricing pressures, a larger proportion of lower cost per minute countries, as well as an increasing proportion of traffic routed over the Company's proprietary network. Management believes that the average cost per minute will continue to decline as STAR expands its domestic and international network. Cost of services (exclusive of depreciation and amortization) for the nine months ended September 30, 1999, were negatively impacted as a result of delays in delivery for domestic network capacity which resulted in redundant leased line costs. Management anticipates delivery and acceptance of this capacity in the fourth quarter of 1999, although there can be no assurances in that regard.

The nine months ended September 30, 1999 also includes cost of services (exclusive of depreciation and amortization) of $68.7 million generated from the European operations, as compared to $9.0 million in the comparable nine months ended September 30, 1998. The increase in cost of services (exclusive of depreciation and amortization) from the European operations was attributable to increased usage, increased private line costs, and a reserve of approximately $6.7 million for a retroactive rate increase imposed by a European telecom carrier in the second quarter of 1999.

Selling, General and Administrative Expenses: For the nine months ended September 30, 1999, total selling, general and administrative expenses, exclusive of merger expenses, increased over 150% to $118.4 million from $45.6 million in the nine months ended September 30, 1998 and increased as a percentage of revenues to 15.2% from 10.2% over the comparable 1998 period. The increase is primarily a result of continued growth in the Company's North American commercial and European operations.

North American selling, general and administrative expenses increased over 100% to $97.1 million in the nine months ended September 30, 1999 from $40.1 million in the comparable 1998 period. North American selling, general and administrative expenses increased as a percentage of North American revenues to 13.9% from 9.2%, respectively. The increase is primarily a result of the inclusion of PT-1 operating expenses subsequent to the acquisition, which includes payroll, advertising, bad debt and other related expenses in connection with the expansion of the prepaid phone-card and dial around programs. In addition, the increase is attributable to the sales force expansion and additional back office support personnel for Allstar in the first and second quarters of 1999. The provision for bad debt expense increased for the nine month period ending September 30, 1999 as compared to the nine month period ending September 30, 1998 due, in part, to a reserve for a commercial customer of UDN in the second quarter of 1999 as well as increased bad debt reserves related to the North American wholesale and commercial segments.

Selling, general and administrative expenses related to the European operations increased over 250% to $21.3 million in the nine months ended September 30, 1999, from approximately $5.5 million in the comparable 1998 period. The increase reflects the Company's commitment to continue expansion efforts in Europe by adding personnel to become a carrier in additional European countries and to expand the Company's commercial sales force and back office support personnel in Germany.

Depreciation and Amortization: Depreciation and amortization expense increased over 250% to $31.4 million for the nine months ended September 30, 1999 from $8.9 million for the comparable 1998 period, and increased as a percentage of revenues to 4.0% from 2.0% over the comparable period in the prior year. The increase is primarily due to approximately $7 million of goodwill amortization expense resulting from the PT-1 acquisition. In addition, depreciation expense increased due to significant asset additions in Europe and the inclusion of the depreciation expense for PT-1 assets. Depreciation expense also increased as a result of the Company's additional domestic broadband capacity during 1999. Depreciation and amortization attributable to North American assets amounted to $23.7 million. European operations realized total depreciation and amortization of $7.7 million. STAR expects depreciation and amortization expense to continue to increase as a percentage of revenues as the Company continues to expand its global telecommunications network.

Income (Loss) from Operations: In the nine months ended September 30, 1999, loss from operations was $48.1 million as compared to income from operations of $12.2 million in the comparable 1998 period. Operating margin in the nine months ended September 30, 1999 was a negative 6.2% as compared to a positive 2.7% in 1998. Operating margin decreased in the nine months ended September 30, 1999 due primarily to rate compression in the wholesale market, goodwill amortization, an accrued rate dispute related to European operations in the second quarter of 1999, and additional bad debt reserves in the second quarter of 1999, as well as increased payroll, commission, and operating expenses attributable to the Company's expansion of its commercial programs. The decrease in operation margin was partially offset by profit realization of $5.9 million from a broadband sale in the third quarter of 1999. In addition, the Company's completion of two significant acquisitions in 1999 and approximately $1.9 million in merger expense contributed to the decline in operating margin in the nine months ended September 30, 1999.

Other Income (Expense): The Company reported other expense, net, of $4.8 million the nine months ended September 30, 1999 as compared to other income, net, of approximately $544,000 for the comparable 1998 period. This increase is primarily due to an increase in interest expense to $6.0 million during the first nine months of 1999 from $2.5 million in the comparable period in 1998 due to interest incurred on borrowings from STAR's line of credit and additional capital lease obligations for switches. During the nine months ended September 30,1998, the Company earned a substantial amount of interest on the proceeds from its May 1998 secondary equity offering. Therefore, interest income decreased to $1.9 million from $3.2 million for the periods ended September 30, 1999 and 1998, respectively. In addition, other expense increased due to the recognition of a $1.8 million foreign currency translation loss related to the intercompany note between STAR and its German subsidiaries in the first quarter of 1999. In addition, other income reflects a $1.3 million gain from the sale of an investment in the third quarter of 1999.

Provision (Benefit) for Income Taxes: The Company recorded a tax benefit of $8.7 million in the nine months ended September 30, 1999 due to operating losses. The provision for income taxes for the nine months ended September 30, 1998 was $6.6 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating and net losses over the past nine months. Several factors contributed to this situation. The Company experienced significant pricing pressures in the wholesale market, with deteriorating wholesale gross margins during the last nine months. The Company continues to deploy new international direct circuits in an effort to increase the number of on-net countries which historically have provided higher wholesale margins. Wholesale gross margins were further affected by delayed delivery of North American fiber routes by one of the Company's major vendors which significantly increased the cost of the Company's leased lines. Completion of the Company's domestic broadband network is expected to provide margin improvement by the end of 1999, though there can be no assurances in that regard. The Company continues to operate Allstar Telecom, which currently operates at a loss. During the third quarter of 1999 the company reduced the number of sales representatives and sales offices in an attempt to reduce the extent of these losses. Although losses are expected to continue at Allstar, the level of negative cash flow forecasted though the end of 1999 is expected to decrease. In addition, the Company took steps to control costs by discontinuing the telemarketing efforts of CEO Telecommunications. However, due to related severance and shut down costs, the results of these changes are not expected to impact the Company's financial results until the fourth quarter of 1999.

Cash provided by operating activities for the nine months ended September 30, 1999 totaled $ 7.1 million as compared with cash provided by operating activities of $0.3 million for the same period in 1998 reflecting increases in accounts payable and accrued network cost offset by the use of cash to fund operating losses and increases in accounts receivable.

Cash used in investing activities for the nine months ended September 30, 1999, totaled $49.5 million primarily as a result of capital expenditures. Capital expenditures for the nine months ended September 30, 1999 were $39.6 million as compared to $58.0 million for the same period last year. These capital expenditures related primarily to the continued development of the Star network which included switch expansion, and the replacement of leased line facilities with IRU's and ownership interests on both domestic and international cable systems. Cash expended for other long-term assets was $4.5 million during the nine months ended September 30, 1999, primarily reflecting increased investments in the Pacific Rim joint ventures. Cash expended for acquisitions net of cash acquired was $4.4 million during the nine months ended September 30, 1999, as a result of the PT-1 purchase.

Cash provided by financing activities for the nine months ended September 30, 1999, totaled $10.8 million primarily reflecting additional borrowings under the Company's line of credit offset by repayments of the line of credit, long-term debt and capital lease obligations. The Company's indebtedness at September 30, 1999 was approximately $103.6 million, of which $42.7 million represented long-term debt and $60.9 million represented short-term debt. The Company's debt is currently a combination of capital lease obligations for operating equipment and amounts due under the Company's existing credit facility.

On June 9, 1999, the Company entered into a two-year credit facility agreement with Foothill Capital Corporation ("Foothill"). The Company failed to meet the EBITDA and tangible net worth covenants in accordance with the agreement for the period ended June 30, 1999. On October 15th, the Company received an amendment from the lender group which included resetting the financial covenants in accordance with the Company's updated financial forecast. In exchange for the amendment, the Company agreed to pay to Foothill a supplemental agency fee of $500,000, and a term loan supplemental fee of $2,000,000 due January 31, 2000. If the term loan is retired on or before November 30, 1999, the term loan supplemental fee is reduced to $600,000; if the term loan is retired before December 31, 1999, the term loan supplemental fee is reduced to $1,000,000. Additionally, the prepayment premium for early retirement of the facility was reduced to $1,000,000. Interest rates were adjusted to 2.75 percent over the prime rate of interest for the revolving line of credit and 8.0 percent over the prime rate for the term note. The interest on the term note increases 1 percent per month for the remainder of the term. The Company also agreed to the reduction of eligible borrowings on the revolving portion of the line of credit to $30 million from $75 million. The expiration date of the $25 million term loan was modified to January 31, 2000 from June 9, 2000. As of September 30, 1999, the Company had $17.5 million outstanding on its revolving line of credit, and $25.0 million outstanding on the term portion of the facility. The Company is in full compliance of all debt covenants as of September 30, 1999.

On September 29, 1999 Star Telecommunications Deutschland GmbH entered into an agreement with Deutsche Leasing AG to finance new and pre-existing equipment through a capital lease-financing arrangement. Under the terms of the agreement the Company has the option to finance equipment up to 80DM million or roughly $45 million. The contract includes provisions to increase that amount as STAR Telecom Deutschland's equipment needs expand. The financing terms of the agreement are a minimum lease commitment of four years with an interest rate of approximately 6%. Cash generated from these arrangements will be used to help fund the growth and operations of the German business.

The Company believes that the current credit facility will provide adequate funding for the Company's ongoing operations through the end of 1999, but will not be sufficient to fund the Company's continuing network buildout nor to fund operations in 2000. As a result, the Company intends to raise additional capital in 1999 to fund operations and capital expenditures through the year 2000. The company has retained Deutsche Bank Alex. Brown to represent the Company in its efforts to raise private equity and/or high yield debt. Although this effort is well under way, the Company can give no assurances that any funding will be completed.

YEAR 2000 COMPLIANCE.

A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000.

STAR has instituted a comprehensive program to identify, evaluate and address issues associated with the ability of its information technology and non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on STAR's operations as a result of the century change. Each of the information technology software programs that STAR currently uses has either been certified by its respective vendor as Year 2000 compliant or determined to be Year 2000 compliant through internal resources.

STAR completed comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 readiness program. An integral part of STAR's non-information technology systems are its telecommunications switches. All of STAR's switches are now Year 2000 compliant. STAR evaluated its other non-information technology systems and believes that they will not be affected by the Year 2000. With respect to operations at PT-1, STAR has determined that all major systems critical to operations are Year 2000 compliant.

STAR's computer systems interface with the computers and technology of many different telecommunications companies, including those of foreign companies, on a daily basis. STAR considers the Year 2000 readiness of its foreign customers and vendors of particular importance given the general concern that the computer systems abroad may not be as prepared as those in domestic operations to handle the century change. As part of its Year 2000 compliance program, STAR has contacted its significant vendors and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. All significant customers and vendors have confirmed that they are Year 2000 compliant. No customers or vendors have indicated that they will not be Year 2000 compliant.

The costs associated with STAR's Year 2000 compliance efforts will be incurred throughout 1999. STAR estimates that any remaining costs of ongoing efforts will be nominal, as testing is virtually complete. Costs incurred to date in connection with STAR's Year 2000 compliance efforts have been immaterial and expensed as incurred.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

FOREIGN CURRENCY RISK. As a global enterprise, the Company faces exposure to adverse movements in foreign currency exchange rates. The Company's foreign currency exposures may change over time as the level of activity in foreign markets grows and could have a material adverse impact upon the Company's financial position and results of operations. No material changes have occurred in the past nine months that would impact the Company's exposure to foreign currency risk.

INTEREST RATE RISK. The Company has borrowings under a line of credit agreement and various long-term debt for capital equipment. Some of these agreements are based on variable interest rates. At any time, a sharp rise in interest rates could have a material adverse impact upon the Company's cost of working capital and interest expense. The Company replaced its Sanwa line of credit with the revolving credit facility with Foothill in June 1999.

The following table presents the hypothetical impact on the Company's financial results for changes in interest rates for the Foothill obligation at September 30, 1999. The modeling technique used measures the change in the Company's results arising from selected potential changes in interest rates. Market rate changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS over a twelve month time horizon.

                         INTEREST RATE EXPOSURE ANALYSIS
                INCREASE OR (DECREASE) IN ANNUAL INTEREST EXPENSE
                         DUE TO CHANGES IN INTEREST RATES
                             (DOLLARS IN THOUSANDS)

DESCRIPTION        50 BPS   100BPS   150BPS   (50)BPS  (100)BPS  (150)BPS
-----------        ------   ------   ------   -------  --------  --------
Line of Credit      $ 213    $ 425    $ 638   $ (213)   $ (425)    $ (638)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STAR TELECOMMUNICATIONS, INC.

Dated:  November 12, 1999             By: /s/ CHRISTOPHER E. EDGECOMB
                                          ------------------------------
                                          Christopher E. Edgecomb
                                          Chief Executive Officer and
                                          Director (Principal Executive
                                          Officer)

                                      By: /s/ JOHN J. PASINI
                                          ------------------------------
                                          John J. Pasini
                                          Vice President of Finance
                                          (Principal Accounting Officer)