Form 10-K
period 1999-12-31
STAR TELECOMMUNICATIONS INC
filed 2000-04-14
CIK 1026486

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       or

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
    (State or other jurisdiction of              (I.R.S. Employer Identification No.)
     incorporation or organization)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

    The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 31, 2000, based on the average bid and asked prices for the Common Stock as reported by Nasdaq was approximately $127,968,042.

    As of March 31, 2000, the number of shares of the Registrant's Common Stock outstanding was 58,626,677 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    This Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K") contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as "expects," "anticipates," "intends," "estimates," "believes" and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K for the reasons detailed in the "Risk Factors" section of this Form 10-K, beginning on page 21, or elsewhere in this Form 10-K.

ITEM 1. BUSINESS.

OVERVIEW

    We are a leading facilities-based international telecommunications company. We provide high-quality, competitively priced, long distance telecommunication services to consumer and commercial retail customers as well as to other telecommunications carriers located within the U.S. and Europe. In Germany, we offer Internet service providers ("ISPs") wholesale dial-up services along with a range of support services including data center co-location and bandwidth provisioning. We seek to capitalize on the increasing demand for high-quality international communications services which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation, and the growth of voice, data and Internet traffic.

    Historically, we have focused our operations on the wholesale international long distance market. However, we have recently undertaken a number of strategic measures in order to diversify our revenue base and improve operating margins. In the first quarter of 1999, we closed two acquisitions in the U.S., providing us with consumer and commercial retail long distance operations. With the acquisition of PT-1 Communications, Inc. ("PT-1"), we acquired the leader in the U.S. prepaid calling card market as well as a dial around business that leverages the branding strength of the prepaid calling card business. The acquisition of United Digital Network, Inc. ("UDN") (now a part of our ALLSTAR Telecom division), provided us with a U.S. commercial retail services platform enabling us to target higher margin business customers for our long distance voice communication services.

    Additionally, in the second quarter of 1998, we commenced operations in Germany, the third largest telecommunications market in the world, to capitalize on the opportunities presented by the deregulation of the European telecommunications industry. We have established several key strategic alliances that may provide us with direct broadband access to the end user in Germany. The German operations act as our platform to expand into other European countries as deregulation occurs.

    We own and operate an extensive global communications network of transoceanic cables, domestic and international fiber optic capacity and switching facilities. We continue to expand our network through additional investments in international fiber optic cable capacity. Our management believes that ownership of our network is critical to providing high quality, competitively priced telecommunications services for the following reasons:

    - Transmission costs decline as we carry a larger percentage of our traffic on-net on both domestic and international routes;

    - We have the ability to meet the needs of our customers, such as ISPs, who consistently demand large amounts of transmission capacity as well as those of smaller enterprises, which require less capacity or need it less frequently;

    - The network increases our flexibility in introducing new products and services, such as adding value enhancing data and Internet services to voice offerings, in order to provide our customers with a single source for their international and domestic voice, data and Internet needs; and

    - We have the ability to sell, lease or swap network segments, further enhancing our ability to expand the reach of our network and/or reduce transmission costs.

MERGER WITH WORLD ACCESS

    During the first quarter of 1999, our Board of Directors (the "Board") and members of our management began searching for additional capital at a time when our core business margins were declining as a result of additional competition. In addition, significant capital costs were being incurred in connection with the expansion of our business into Germany and the development of our retail long distance operations. During this period, Goldman Sachs Credit Partners, LP. ("Goldman Sachs") Kaufman Brothers, Lehman Brothers, Morgan Stanley Dean Witter ("Morgan Stanley") and Deutsche Bank Securities, Inc. ("Deutsche Bank") were retained to pursue a possible high yield bond offering and to provide financial advice on potential transactions with strategic merger partners. We ultimately concluded that a high yield bond offering was not going to be an effective means of raising necessary capital.

    During this same period, we also consulted with each of Goldman Sachs, Kaufman Brothers, Lehman Brothers, Morgan Stanley and Deutsche Bank about the feasibility of spinning off our European operations, the possibility of the sale of stock of one or more of our subsidiaries and raising senior subordinated debt. Market conditions in the telecommunications business and our capital position made such contemplated transactions infeasible.

    We received several acquisition proposals in the last quarter of 1999, but each proposal was limited to the acquisition of our German operations. These proposals were not considered attractive by the Board as the sale of our German operations would have provided additional cash but did not fit with our strategy to diversify and improve our overall business mix.

    In the late fall of 1999, we were approached by World Access, Inc. ("World Access"), a leading provider of bundled voice, data and Internet services to key regions of the world, who was aware of our search for a strategic transaction. We were unable to discuss a transaction with World Access at that time as we were subject to a prior exclusive negotiating agreement with Global Crossing, Ltd. On December 20, 1999, after the exclusive negotiating agreement had expired we announced the execution of a letter of intent whereby World Access proposed to acquire all of our outstanding capital stock in exchange for shares of World Access common stock ("World Access Common Stock"), and possibly cash, valued at approximately $10.50 per share of our common stock. The letter also called for World Access to infuse cash in the form of a bridge loan upon the signing of the definitive agreement. During the due diligence period contemplated by the letter of intent, the price was renegotiated and World Access indicated that we were free to shop for better offers from other bidders.

    On February 2, 2000, the parties announced that after World Access' due diligence, World Access proposed a reduced price of between $7.50 and $8.00 per share, and that World Access had agreed to provide us with significant interim financing. During the period between December 20, 1999 and February 2, 2000, we did not receive a superior proposal from another potential competing bidder. Prior to signing a definitive agreement, the Board was free to and did seek other proposals. The Board met on February 7, 2000 and considered the revised proposal at length. Given our rising debt and cash shortage and the unavailability of superior offers, management was instructed to continue negotiations with World Access.

    On or about February 7, 2000 and February 11, 2000, the Board met to consider World Access' renegotiated proposal. The Board received an opinion from Deutsche Bank that the proposal was fair from a financial point of view to us and our stockholders. The Board also received advice from Delaware legal counsel on its obligations with respect to its duty of care and its duty to exercise informed business judgment. At the meeting on February 11, 2000, the Board considered our current financial condition, the decline in margins in our core business due to increased competition and the significant capital required to accomplish management's program of diversification. The Board also considered the potential benefits of the merger, including relevant business, financial, legal and market factors. After due deliberation, the Board concluded that the proposed transaction was in our best interest and that of our stockholders for, among other things, the following reasons:

    - The combination would potentially solve our capital problems;

    - The combined company would have an enhanced and more diversified geographic and product market position;

    - The combination would provide us with significant cost savings and synergies;

    - The combined management team would enhance our capabilities;

    - We lacked alternative options for additional capital requirements;

    - We did not receive a superior offer and management was concerned about our capital position and ability to diversify in the face of declining margins in our core business; and

    - The contemplated transaction offered us the opportunity to receive interim financing from World Access.

    At the Board meeting held on February 11, 2000, the Board also voted to approve the definitive Agreement and Plan of Merger ("Merger Agreement") between us, World Access and STI Merger Co. ("Merger Sub") and the transactions contemplated thereby and voted to recommend that our stockholders vote for the approval and adoption of the Merger Agreement and the transactions contemplated thereby. Pursuant to the Merger Agreement we will be merged with and into Merger Sub (the "Merger") and all outstanding shares of our common stock, other than shares held by dissenting stockholders who perfect their statutory appraisal rights under Delaware law, will be converted into the right to receive a number of shares of World Access Common Stock equal to the Exchange Ratio (as defined below) or, at the election of World Access, 60% of the Merger consideration shall be paid in World Access Common Stock and 40% of the Merger consideration shall be paid in cash. In no event will World Access pay cash for more than 45% of the outstanding shares of our common stock, including cash paid for fractional shares and cash paid to dissenting stockholders. The "Exchange Ratio" will be .3905 plus a contingent feature based on the sale of certain of our assets. The transaction is valued at approximately $500 million subject to, among other things, certain regulatory approvals, the approval of our stockholders and the stockholders of World Access, and the divestiture of our dial around and prepaid calling card business segments for specified minimum net cash proceeds.

    Pursuant to the terms of the Merger Agreement, we are required to sell our dial around and prepaid calling card operations for proceeds of $150 million or more as a condition to the close of the Merger. On March 29, 2000, we entered into a letter of intent ("Letter of Intent") with a communications subsidiary of a publicly traded company ("PT-1 Acquiror") for the sale of all of the assets relating to our dial around and prepaid calling card business operated by PT-1 ("PT-1 Sale"). Pursuant to the terms of the Letter of Intent, PT-1 Acquiror will pay $150 million in cash for the assets of PT-1, less certain liabilities and subject to a purchase price adjustment based on an audit of PT-1 to be conducted after the close of the PT-1 Sale. The completion of the PT-1 Sale is subject to, among other things: (1) the completion of due diligence (which is currently in process) by PT-1 Acquiror satisfactory to PT-1 Acquiror in its absolute discretion, (2) the negotiation and execution of a definitive purchase agreement between us and PT-1 Acquiror, and (3) a vote in favor of the transaction by a majority of our stockholders. Pursuant to the terms of the Merger Agreement, if we fail to sell our dial around and prepaid calling card business prior to the close of the Merger with World Access, then World Access does not have to complete the Merger. In addition, under the Merger Agreement, if we do not enter into a definitive agreement for the PT-1 Sale prior to the close of the Merger or if we do not receive net cash proceeds of at least $150 million from the sale of our dial around and prepaid calling card business, then World Access (1) does not have to complete the Merger, (2) may agree to amend the Merger Agreement or (3) may, in its sole discretion, agree to waive this condition.

INDUSTRY BACKGROUND

    INTERNATIONAL LONG DISTANCE

    The international long distance telecommunications services industry, which includes all transmissions of voice and data that originate in one country and terminate in another, is undergoing a period of fundamental change. This change has resulted, and is expected to continue to result, in significant growth in the usage of international telecommunications services. According to TeleGeography, a leading telecommunications industry source, the international telecommunications long distance industry increased from approximately
$27.0 billion in revenues and 24 billion minutes of use in 1988 to $66.0 billion in revenues and 82 billion minutes of use in 1997 representing a compound annual growth rate of approximately 10% in revenues. Furthermore, TeleGeography projects that the industry will reach approximately $80.0 billion in revenues and 159 billion minutes of use by the year 2001.

    We believe that a number of trends in the international telecommunications market will continue to drive growth in international traffic, including:

    - The globalization of the world's economies;

    - The worldwide trend of continuing deregulation and privatization of telecommunications markets driven by greater competition and resulting in declining prices and a wider choice of products and services;

    - The growth of data and Internet traffic worldwide; and

    - Increased telephone accessibility resulting from technological advances and greater investment in telecommunications infrastructure, including deployment of wireless networks.

    According to International Data Corporation ("IDC"), the European international long distance market for voice services was the largest in the world in 1998, with approximately 84 billion minutes. The market for total domestic and international long distance in the European countries in which we currently operate represented approximately $27.4 billion, with $18.1 billion representing domestic long distance and approximately $9.3 billion representing international long distance. In many European Union ("EU") member states, the ability to provide telecommunications services was liberalized on January 1, 1998. We believe that regulatory liberalization in Europe and technological advancements eventually will lead to market developments similar to those that have occurred in the U.S. and United Kingdom following deregulation, including an increase in both international and domestic traffic volume, reduced prices, increased service offerings and the emergence of new entrants.

    GERMAN TELECOMMUNICATIONS MARKET

    The German telecommunications market is the world's third largest and is estimated to be approximately $49 billion in 1999. This market has become one of the most competitive in Europe since the regulatory liberalization program was adopted in 1998. Germany represents an attractive market for telecommunications for the following reasons:

    - It is one of the world's largest economies with a gross domestic product of $2.1 trillion in 1998;

    - Germany provides a liberalized telecommunications regulatory environment that favors competition from new entrants and mandates interconnection with the incumbent carrier on reasonable terms;

    - There is a robust national infrastructure on which to build local connections;

    - Germany's population density is approximately 230 people per square kilometer;

    - Business Internet access revenues are expected to grow at an approximate 25% compound annual growth rate through 2003; and

    - There are over seven million estimated Internet users.

    INTERNET AND DATA SERVICES

    Internet connectivity and enhanced Internet and data services represent two of the fastest growing segments of the telecommunications services market. We believe companies operating in these markets are particularly well positioned to benefit from the rise of the Internet and the development of the e-commerce industry, as they supply the critical tools and infrastructure that enable companies to participate in the "global digital economy".

    According to IDC, the number of Internet users worldwide reached approximately 100 million in 1998 and is forecasted to grow to approximately 320 million by 2002, representing a compound annual growth rate of 34%. In the United States and Europe, businesses increasingly use the Internet not only to offer e-commerce to consumers and other businesses, but also for mission critical applications such as sales, customer service and project coordination worldwide. These enterprises require high quality, competitively priced, voice and data services, in many cases internationally, with the flexibility to call on capacity as needed. The popularity of the Internet with consumers has driven the rapid proliferation of the Internet as a commercial medium. Businesses use the Internet to establish Web sites and corporate Intranets and Extranets to expand their customer reach and improve their communications efficiency.

    Most of these businesses, and substantially all consumers in the U.S. and Europe, obtain Internet connections from one of the large number of highly competitive Internet service providers who are seeking to increase their share of this market. Total ISP revenues for the United States are projected by IDC to grow from $10.7 billion in 1998 to $37.4 billion in 2003 while total ISP revenues for Western Europe are projected to grow from $4.3 billion in 1998 to $17.7 billion in 2003. Furthermore, IDC estimates that corporate dedicated access revenues in the U.S. will grow from $2.9 billion in 1998 to $12.0 billion in 2003 and that Western European corporate dedicated access revenues will grow from $2.2 billion to $7.7 billion over the same period. In addition to Internet connectivity, business customers are increasingly seeking a variety of enhanced products and applications to take full advantage of the Internet. For example, a growing number of businesses are implementing secured virtual private networks over the Internet as a more economical option than dedicated private networks. IDC estimates that the ISP value-added services market in the U.S. will grow from $3.0 billion in 1998 to over $12.9 billion in 2003 and the Western European ISP value-added services market will grow from $528 million to $3.7 billion over the same period.

    We believe there is substantial market opportunity to leverage our extensive global network infrastructure by bundling Internet connectivity and enhanced data products and services with traditional voice services as a way to satisfy the needs of our existing customers and to attract additional customers as more users and businesses access the Internet internationally and as individuals and enterprises merge their voice and data traffic.

OUR APPROACH

    NORTH AMERICA

    We are a multinational telecommunications services company focused primarily on the international long distance market. We offer highly reliable, low-cost switched voice services on a wholesale basis, primarily to U.S.-based long distance carriers. We provide international long distance service to approximately 200 foreign countries through a flexible network comprised of various foreign termination relationships, international gateway switches, leased and owned transmission facilities and resale arrangements with long distance providers. We have grown our revenues rapidly by capitalizing on the deregulation of international telecommunications markets, combining sophisticated information systems with flexible routing and leveraging management's industry expertise.

    We market our services to large global carriers seeking lower rates, as well as to small and medium-sized long distance companies that do not have the critical mass to invest in their own international transmission facilities or to obtain volume discounts from the larger facilities-based carriers. During the fourth quarter of 1999, we provided switched international long distance services to 241 customers and 12 of the top forty global carriers.

    In the first quarter of 1999, we acquired PT-1 and UDN. With these acquisitions, we began providing international and domestic long distance services to individual consumers and businesses. These commercial acquisitions provided us with a higher margin customer base and complemented our wholesale business by enabling us to maximize the use of available capacity on our network.

    EUROPE

    We commenced our European operations in August 1997, after obtaining an operating license and activating a London-based switch earlier that year. We targeted North America and Europe for the immediate development of our network due to the economic stability and the rapid pace of deregulation in those regions as compared to other areas of the world. We expect to expand our network into additional markets within our principal service regions. In addition, we are using our German operations as a platform to enter other major markets in Europe in conjunction with the deregulation of the telecommunications industry in certain EU countries, which began in 1998. This expansion commenced with our installation of international gateway switches in Vienna, Austria and Geneva, Switzerland.

STRATEGY

    Our objective is to enhance our position as a leading facilities-based global telecommunications company by capitalizing on our extensive global communications network and international long distance experience in order to provide high quality, competitively priced international and domestic voice, data and Internet services to our customers. The key elements of our strategy to achieve this goal include the following:

    EXPAND SCOPE AND CAPABILITY OF OUR GLOBAL NETWORK. We believe that ownership of our network is critical to providing high quality, competitively priced communications services by enabling us to lower our transmission costs and better manage service offerings and transmission quality. To this end, we are continuing to pursue a flexible approach to expanding and enhancing our network facilities by investing in network, switching and transmission facilities upon determination that such investments would enhance operating efficiency or reduce transmission costs. We have taken the following steps to expand the scope and capability of our network:

    - In September 1998, we entered into a 20-year agreement with Qwest Communications International, Inc ("Qwest") to obtain dedicated capacity over its nationwide U.S. network, which is still being implemented; and

    - Since 1998, we have added 13 national and international gateway switching facilities including Dallas and Miami, Dusseldorf, Frankfurt, Hamburg, Berlin, Hannover, Nuremberg, Stuttgart and Munich, Germany, Geneva, Switzerland, and Vienna, Austria.

    OFFER A PORTFOLIO OF VOICE, DATA AND INTERNET SERVICES. Historically, we have offered primarily wholesale and commercial long distance communication services to our customers. We intend to expand the scope of our data and Internet service offerings in order to provide a portfolio of communications services to our customers in selected key markets. For example, in the United States, we currently offer data center co-location and bandwidth partitioning to ISPs. In Europe, beginning with Germany, we currently offer data and Internet services to ISP customers and intend to offer these services to commercial and consumer retail customers through our own branded full service ISP. By expanding our data and Internet service offerings and bundling them with traditional long distance communication services, we believe we will attract and retain a strong base of commercial customers with higher operating margins than traditional long distance communications services alone.

    CAPITALIZE ON PROJECTED INTERNATIONAL LONG DISTANCE GROWTH. We believe that the international long distance market continues to provide attractive opportunities due to its high revenue, gross profit per minute and projected growth rate. We will continue to target international markets with high volumes of traffic, relatively high rates per minute and favorable prospects for deregulation and privatization. On an opportunistic basis, we will also target certain overseas markets for foreign origination of minutes, using traditional channels in markets where we are able to obtain an operating license or voice over IP in markets where regulatory barriers remain high. We believe foreign origination will continue to offer higher priced and higher margin minutes than U.S. originated routes.

    EXPAND OUR COMMERCIAL BUSINESSES. We recognize that the provision of telecommunications services to commercial customers is vital to the long term development of our business providing valuable stability and higher gross margins that cannot be sustained from wholesale services alone. As a result, we are expanding our commercial businesses in the U.S. and Germany, the two largest markets in which we operate. We are focused on building a commercial customer base with significant demand for international and domestic voice, data and Internet services on a stand-alone or bundled basis.

    LEVERAGE ESTABLISHED EUROPEAN MARKET PRESENCE AND LOCAL DISTRIBUTION NETWORK. We were one of the first telecommunications providers to establish a presence in Germany to capitalize on the opportunities presented by the deregulation of the European telecommunications industry. As a result, we have gained substantial experience in the operational, technical, financial, logistical and marketing issues involved in operating a network and selling our services before most other service providers in Europe. To market our products and services, we currently have 11 European sales offices, including London, Frankfurt, Geneva, Vienna and Berlin. In addition, we are using our German operations as a platform to expand into other European countries as evidenced by our recent service launches in Austria and Switzerland.

    IDENTIFY AND ENTER KEY MARKETS AHEAD OF FULL DEREGULATION. We believe there is significant market opportunity in the form of substantial growth and profit potential in providing competitively priced international telecommunications services as an early entrant in deregulating markets where the incumbent Post, Telegraph and Telephone operator ("PTT") is the sole telecommunications provider. Competitive advantages arising from early entry include: developing multiple sales and distribution channels and customer bases, achieving name recognition prior to widespread competition and acquiring experienced local telecommunications professionals. We believe that the ongoing trend toward deregulation and privatization will continue to create new opportunities for us to increase our revenues and profitability. In order to speed entry into a new market, we initially emphasize providing wholesale or facilities-based services to our customers. As we establish ourselves in a market, we expand into commercial telecommunications services by investing in additional infrastructure, devoting employees to commercial sales efforts and developing products and services tailored to the local commercial market. We will continue to target international markets with high volumes of traffic, relatively high rates per minute and favorable prospects for deregulation and privatization.

NETWORK

    We currently operate a state-of-the-art extensive global communications network of transoceanic cables, domestic and international fiber optic capacity and switching facilities. The network consists of:

    - A global backbone network connecting intelligent gateway switches in our principal service regions;

    - A domestic and international long distance network presence within certain countries in our principal service regions; and

    - A combination of owned and leased transmission facilities, termination arrangements and foreign carrier agreements.

    We believe that ownership of our network is critical to becoming a high quality, competitively priced provider of communications services by enabling us to (1) meet the needs of our customers who demand large amounts of transmission capacity, (2) increase our flexibility in introducing new products and services and (3) sell, lease or swap network segments which expands the reach of our network and reduces our transmission costs. We continue to pursue a flexible approach to expanding and enhancing our network facilities by investing in international fiber optic cable capacity, developing a pan-German fiber optic network and adding switching facilities worldwide.

    TRANSOCEANIC FIBER OPTIC CABLE SYSTEMS

    Where our customer base has developed sufficient traffic, we have purchased and leased transoceanic fiber optic cable transmission capacity to connect to our various switches. We either purchase lines or lease lines on a monthly or longer-term basis at a fixed cost and acquire economic interests in transmission capacity through minimum assignable ownership units and Indefeasible Rights of Use ("IRU") to international traffic destinations.

    OWNERSHIP INTERESTS IN TRANSOCEANIC FIBER OPTIC CABLE SYSTEMS. The following table sets forth a listing of the transoceanic fiber optic cable systems in which we have capacity through either ownership or IRU's:

    CABLE SYSTEM        COUNTRIES SERVED                                             STATUS
---------------------   ----------------                                             ------
AC-1                    United States--United Kingdom                                Existing
Americas II             United States--Argentina                                     Under Construction
APCN                    Japan--Indonesia                                             Existing
CANUS                   United States--Canada                                        Existing
CANTAT 3                United States--United Kingdom--
                          Denmark                                                    Existing
Columbus III            United States--Spain                                         Under Construction
Gemini                  United States--United Kingdom                                Existing
Maya-1                  United States--Mexico--Honduras--
                          Cayman Islands--Panama--Costa
                          Rica--Columbia                                             Under Construction
NPC                     United States--Japan                                         Existing
ODIN                    Netherlands--Denmark                                         Existing
Pan American            U.S. Virgin Islands--Aruba--
                          Venezuela--Panama--Columbia--
                          Ecuador--Peru--Chile                                       Under Construction

    CABLE SYSTEM        COUNTRIES SERVED                                             STATUS
---------------------   ----------------                                             ------
PTAT-1                  United Kingdom--United States                                Existing
RIOJA                   Netherlands--Belgium                                         Existing
TAT 12/13               United States--United Kingdom                                Existing
TAT 14                  United States--United Kingdom                                Existing
TPC-5                   United States--Japan                                         Existing
UK-NL 14                United Kingdom--Netherlands                                  Existing

    SWITCHES AND POINTS OF PRESENCE

    We have made substantial investments in switching infrastructure in the past three years. We believe that this investment in switches provides the network with several important benefits. First, switches help to maintain a relatively low network cost base by reducing the need for transmission capacity between points on the network. Second, switches substantially enhance the security and redundancy of the network. Our network consists of 22 high capacity, carrier-grade Nortel and Siemens Stromberg switches, including 12 international gateway switches and 10 domestic switches. We currently operate more than 150 points of presence within our principal service regions.

    The following table contains information regarding the location and type of our existing switches:

LOCATION                 TYPE OF SWITCH                USE                     STATUS
--------                 --------------                ---                     ------
New York City, NY        DMS 300-250                   International Gateway   Existing
New York City, NY        Siemens DCO(2)                International Gateway   Existing
Los Angeles, CA          DMS 300-250                   International Gateway   Existing
Los Angeles, CA          Siemens DCO                   International Gateway   Existing
Dallas, TX               DMS 250                       Domestic                Existing
Miami, FL                DMS 300-250                   International Gateway   Existing
Miami, FL (PT-1)         DMS 250                       Domestic                Existing
Flushing, NY (PT-1)      DMS 250                       Domestic                Existing
Jersey City, NJ (PT-1)   DMS 250                       International Gateway   Existing
London, U.K.             DMS 100E                      International Gateway   Existing
Hamburg, Germany         DMS 100E                      Domestic                Existing
Dusseldorf, Germany      DMS 100E                      Domestic                Existing
Munich, Germany          DMS 100E                      Domestic                Existing
Frankfurt, Germany       DMS 100E(2)                   International Gateway   Existing
Berlin, Germany          DMS 100E                      Domestic                Existing
Hanover, Germany         DMS 100E                      Domestic                Existing
Stuttgart, Germany       DMS 100E                      Domestic                Existing
Nuremberg, Germany       DMS 100E                      Domestic                Existing
Geneva, Switzerland      DMS 100E                      International Gateway   Existing
Vienna, Austria          DMS 100E                      International Gateway   Existing

    TERRESTRIAL FIBER OPTIC CABLE SYSTEMS

    We have made investments in terrestrial fiber networks in the U.S. and Europe. We intend to increase our investment in direct and IRU ownership of terrestrial cable systems in markets where we enter into operating agreements and in situations where we determine that such an investment would enhance operating efficiency and/or reduce transmission costs.

    UNITED STATES. We have made substantial investments in our terrestrial fiber network in the U.S. In September 1998, we entered into a 20-year agreement with Qwest to acquire OC-48, OC-12 and OC-3 transmission capacity on their U.S. Macro Capacity (SM) Fiber Network which is expected to serve over 130 cities in the U.S. This network, which is still being implemented, provides connections among our U.S. gateway switches and existing and future points of presence. As we replace existing leased lines in the U.S.

with this owned high-speed capacity, we are reducing our operating cost structure and providing improved service to customers on our high traffic routes.

    EUROPE. In 1998, we signed an agreement to lease domestic German capacity from o.tel.o Communications under a three-year contract and have recently signed an agreement with GTS Carrier Services (Ireland) Limited for additional capacity to augment the network. We have an agreement with Worldport Communications, Inc. providing us with an IRU for transmission capacity on their network from London to Frankfurt. In addition, we have leased capacity from VIAG Interkom GmbH & Co. on their networks from Stuttgart to Geneva and from Munich to Vienna.

    TERMINATION ARRANGEMENTS

    We offer international long distance telecommunications services to approximately 200 countries around the world. We seek to retain flexibility and maximize our termination opportunities by utilizing a continuously changing mix of routing alternatives, including alternative termination agreements, operating agreements and resale arrangements. Due to our diversified approach, we believe we are well positioned to take advantage of the rapidly evolving international telecommunications market to provide high-quality, competitively priced international long distance service to our customers.

    Our strategy is based on our ability to enter into and maintain: (1) operating agreements with PTTs in countries that have yet to become liberalized so that we would then be permitted to terminate traffic in, and receive return traffic from, that country, (2) operating agreements with PTTs and emerging carriers in foreign countries whose telecommunications markets have liberalized so we can terminate traffic in such countries, (3) resale agreements and transit and refile agreements to terminate our traffic in countries with which we do not have operating agreements so as to provide us with multiple options for routing traffic and (4) interconnection agreements with the PTT in each of the countries where we plan to have operating facilities so that we can terminate traffic in those countries.

SALES AND MARKETING

    NORTH AMERICA

    We market our services on a wholesale basis to other telecommunications companies through our experienced direct sales force and marketing/account management team who leverage the long-term industry relationships of our senior management. We reach our customers primarily through domestic and international trade shows and through relationships gained from years of experience in the telecommunications industry. We had 71 direct sales and marketing employees as of December 31, 1999.

    In the wholesale market, our sales and marketing employees utilize the extensive, customer specific usage reports and network utilization data generated by our sophisticated information systems to effectively negotiate agreements with customers and prospective customers and to rapidly respond to changing market conditions. We believe that we have been able to compete more effectively as a result of the personalized service and ongoing senior management-level attention that is given to each customer.

    In connection with our expansion into the North American commercial market, we primarily market our domestic and international long distance services directly to individual consumers through two distinct marketing channels: prepaid calling cards and dial around services. We believe that prepaid calling cards and dial around services provide consumers with convenient, attractively priced alternatives to traditional presubscribed long distance services. The prepaid calling card market in the U.S. is estimated to be $2.5 billion and has exhibited considerable growth over the past several years, driven primarily by the overall decline in long distance pricing and by the need for convenient communication tools for an increasingly mobile population. PT-1 currently markets 40 cards, primarily to markets with major immigrant and ethnic populations, such as New York, Los Angeles, Washington DC and Miami, that have substantial international long distance calling requirements.

    EUROPE

    We have a European carrier sales team headquartered in Zurich, Switzerland. This team is responsible for sales to wholesale customers throughout Europe. We also have a reseller sales team with offices in Frankfurt, Germany, Vienna, Austria, and Geneva, Switzerland that is responsible for sales to switch-based and switchless resellers in their respective markets.

    In connection with our expansion into the European commercial market, we market our services to small- and medium-sized enterprises through a network of independent sales agents and utilize a direct sales force of over 67 professionals to approach larger corporate accounts. We intend to provide our commercial retail customers with a bundled product offering local, long distance, data and Internet services which we believe provides us with a competitive advantage over other telecommunications carriers who have limited ability to offer a full suite of telecommunications services. As we expand our service offerings into other deregulating markets such as Austria and Switzerland, we expect to hire qualified, in-country managers to oversee our sales efforts in each market in addition to utilizing independent sales agents.

CUSTOMER SERVICE

    We strive to provide personalized customer service and believe that the quality of our customer service is one of our competitive advantages. Our business customers are covered actively by dedicated account and service representatives who seek to identify, prevent and solve problems. We provide toll-free, customer service in Europe 24-hours per day seven days a week. Furthermore, advanced Network Management Systems ("NMS") have been implemented in order to maximize the visibility of our global switched network. In both the U.S. and Europe, our customer service and network management departments work closely together in order to minimize trouble resolution response time and maximize customer satisfaction.

    We also have a team of customer service representatives to handle our prepaid calling card and dial around businesses in the U.S. We believe that effective and convenient multilingual customer service is essential to attracting and retaining prepaid calling card customers. Our customer service center handles an average of 8,000 to 10,000 customer inquiries per day, including inquiries relating to prepaid calling card balances, prepaid calling card availability, rates, international calling service, billing and becoming a distributor.

MANAGEMENT INFORMATION AND BILLING SYSTEMS

    Our operations use advanced information systems including call data collection and call data storage linked to a proprietary reporting system. We also maintain redundant billing systems for rapid and accurate customer billing. Our switching facilities are linked to a proprietary reporting system, which we believe provides us with a competitive advantage by permitting management on a real-time basis to determine the most cost-effective termination alternatives, monitor customer usage and manage gross margins by route. We are also able to ensure accurate and timely billing and to reduce routing errors as a result of our advanced information systems.

    Our proprietary reporting software compiles call, price and cost data into a variety of reports that we can use to re-program our routes on a real-time basis. The reporting software can generate the following reports as needed:

    - Customer usage, detailing usage by country and by time period within country, in order to track sales and rapidly respond to any loss of traffic from a particular customer;

    - Country usage, subtotaled by vendor or customer, which assists us with route and network planning;

    - Vendor rates, through an audit report that allows management to determine at a glance which vendors have the lowest rates for a particular country in a particular time period;

    - Vendor usage by minute, enabling us to verify and audit vendor bills;

    - Dollarized vendor usage to calculate the monetary value of minutes passed to our vendors, which assists with calculating operating margin when used in connection with the customer reports; and

    - Loss reports used to rapidly highlight routing alternatives that are operating at a loss as well as identifying routes experiencing substantial overflow.

    We have built multiple redundancies into our billing and call data collections systems. Nine call collector computers receive call information in real-time, immediately duplicating data, sending one copy to billing, while the other copy is used internally for customer service and for traffic analysis. We maintain two independent and redundant billing systems in order to verify billing internally and to ensure that bills are sent out on a timely basis. We continually back up all of the call data and resulting billing data on tape drives and redundant storage devices, and regularly transport them to an off-site safe location.

NETWORK OPERATIONS AND TECHNICAL SUPPORT

    Our switching facilities are linked to a proprietary reporting system, which we believe provides us with a competitive advantage by permitting management, on a real-time basis, to determine the most cost-effective termination alternatives, monitor customer usage and manage gross margins by route. We have installed multiple redundancies into our switching facilities to decrease the risk of a network failure. For example, we employ both battery and generator power back-up and have installed hardware that automatically shifts the system to auxiliary power during a power outage, rather than relying on manual override. We have network control centers in Los Angeles which control our switches and monitors our U.S. network, and Frankfurt which controls our switches and monitors our European network. Our switching facilities are staffed 24-hours per day, seven days per week.

COMPETITION

    The international telecommunications industry is intensely competitive and subject to rapid change. Our competitors in the international wholesale switched long distance market include large, facilities-based multinational corporations and PTTs, smaller facilities-based providers in the U.S. and overseas that have emerged as a result of telecommunications deregulation, switched-based resellers of international long distance services and international joint ventures and alliances among such companies. International wholesale-switched long distance providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. We also compete abroad with a number of dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries. Additionally, the telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive new product and service offerings, such as the utilization of the Internet for international voice and data communications. We are unable to predict which of many possible future product and service offerings will be important to maintain our competitive position or how much it will cost to develop and provide such products and services. We believe we compete favorably on the basis of price, transmission quality and customer service. The number of our competitors is likely to increase as a result of the new competitive opportunities created by the World Trade Organization Basic Telecommunications Agreement ("WTO Agreement"). Further, under the terms of the WTO Agreement, the United States and the other 68 countries participating in the WTO Agreement have committed to open their telecommunications markets to competition, foreign ownership and adopt measures to protect against anticompetitive behavior. As a result, we believe that competition will continue to increase, placing downward pressure on prices. This pressure could adversely affect our gross margins if we cannot reduce our costs commensurate with these price reductions.

    COMPETITION FROM DOMESTIC AND INTERNATIONAL COMPANIES

    AT&T, MCI WorldCom and Sprint currently generate a majority of the U.S. based international telecommunications services revenue. We also compete with other U.S. based and foreign long distance providers, including regional bell operating companies, which presently have Federal Communications Commission ("FCC") authority to resell and terminate international telecommunication services. Many of these companies have considerably greater financial and other resources and more extensive domestic and international communications networks than we do. Our business would be materially adversely affected to the extent that a significant number of our customers limit or cease doing business with us for competitive or other reasons. Consolidation in the telecommunications industry will continue to create even larger competitors with greater financial and other resources, and could adversely affect us by reducing the number of potential customers for our services.

    COMPETITION IN THE COMMERCIAL MARKET

    In the prepaid calling card market, we compete with other providers of prepaid calling cards and with providers of commercial telecommunications services in general. Many of the largest telecommunications providers currently offer prepaid calling cards, in addition to other telecommunications services. We also compete with smaller, emerging carriers in the prepaid calling card commercial market, including IDT Corporation, RSL Communications, SmarTalk Teleservices, Inc., Pacific Gateway Exchange, Inc., World Access, Inc. and Primus Telecommunications. To the extent we begin providing services to customers outside the U.S. market, we may compete with other large telecommunications companies such as British Telecommunications in the U.K. and Deutsche Telekom in Germany. Our ability to compete effectively in the telecommunications services industry will depend in part upon our ability to develop products that appeal to increasingly specialized segments of the telecommunications services market.

GOVERNMENT REGULATION

    Our U.S. interstate and international telecommunications service offerings generally are subject to the regulatory jurisdiction of the FCC. Certain telecommunication services offered by us in the U.S. may also be subject to the jurisdiction of state regulatory authorities, commonly known as public utility commissions ("PUCs"). Our telecommunications service offerings outside the U.S. are also generally subject to regulation by national regulatory authorities. In addition, U.S. and foreign regulatory authorities may affect our international service offerings as a result of the termination or transit arrangements associated therewith. U.S. or foreign regulatory authorities may take actions or adopt regulatory requirements which could adversely affect us. See "Risk Factors" beginning on page 21.

U.S. REGULATION

    Our business is subject to various U.S. and foreign laws, regulations, agency actions and court decisions. Our U.S. international telecommunications service offerings are subject to regulation by the FCC. The FCC requires international carriers to obtain authorization under Section 214 of the Communications Act of 1934, as amended (the "Communications Act"), prior to acquiring international facilities by purchase or lease, or providing international service to the public. Prior FCC approval is also required to transfer control of a certificated carrier. We are also subject to FCC policies and rules that regulate the manner in which international telecommunication services may be provided, including, for instance, the circumstances under which a carrier may provide international switched services using international private line ("IPL") facilities and under which it may route traffic through third countries to or from its final destination.

    The Communications Act and the FCC's rules and policies also impose certain other obligations on carriers providing international telecommunication services. These include the obligation (1) to file at the FCC and to maintain tariffs containing the rates, terms, and conditions applicable to their services, (2) to file certain reports regarding international traffic and facilities, (3) to file certain contracts with correspondent carriers, (4) to disclose affiliations with foreign carriers and significant foreign ownership interests, and (5) to pay certain regulatory fees based upon, among other things, the carrier's revenues and ownership of international transmission capacity.

    INTERNATIONAL SERVICES

    FCC rules require us to obtain prior FCC authorization to acquire and operate international communication circuits in satellites and undersea fiber optic cables; similar FCC authority is required for us to resell such capacity. We hold both facilities-based and resale international authorizations, including a "global" authorization that provides broad authority to offer switched and private line international services. We have filed tariffs for international services with the FCC.

    FCC INTERNATIONAL PRIVATE LINE RESALE POLICY

    The FCC's IPL resale policy limits the conditions under which a carrier may connect IPLs to the public switched telephone network ("PSTN") at one or both ends to provide switched services, commonly known as international simple resale ("ISR"). A carrier generally may only offer ISR services to a foreign country if the FCC has found (a) the country is a member of the World Trade Organization ("WTO") and at least 50% of the U.S. billed and settled traffic to that country is settled at or below the benchmark settlement rate adopted by the FCC in IB Docket No. 96-261, or (b) the country is not a WTO member, but it offers U.S. carriers equivalent opportunities to engage in ISR and at least 50% of the U.S. billed and settled traffic is settled at or below the applicable benchmark. Settled traffic refers to traffic subject to an accounting rate agreement between the U.S. and foreign carriers. An accounting rate is a per minute wholesale charge negotiated by international carriers for terminating traffic in either direction. Each carrier is paid a settlement rate for terminating traffic on its own network which ordinarily is one-half of the accounting rate. Our FCC authority currently permits us to provide ISR service to Canada, the U.K., Sweden, New Zealand, Australia, the Netherlands, Germany, France, Belgium, Denmark, Norway, Austria, Switzerland, Luxembourg, Italy, Ireland, Hong Kong, Japan, Singapore, Spain, Iceland, Poland, Israel and the Dutch Antilles. The FCC is currently reviewing U.S. carrier applications to provide ISR to Finland and Mexico among other routes, and upon the grant of any such ISR application to a given country, the FCC's rules also would permit us to provide ISR service to that country. If ISR is not permitted on a route, absent prior FCC consent, U.S. facilities based international carriers must terminate switched telephone traffic in accordance with the International Settlement Policies ("ISP") which is primarily intended to deter foreign carriers with market power from discriminating amongst competing U.S. carriers by, for example, favoring the foreign carrier's U.S. affiliate. The ISP requires that all U.S. carriers terminate traffic with a foreign carrier on the same terms (i.e., that settlement rates be equivalent) and receive inbound traffic only in proportion to the volume of U.S. outbound traffic which they generate.

    On a few routes, we may use IPLs to terminate international switched telephone services where ISR has not been authorized. In such routes, therefore, our termination arrangements may not be consistent with the FCC's ISP. On any such route, however, to our knowledge the foreign correspondent lacks market power, no U.S. inbound traffic is involved, and the effective settlement rate is lower than the prevailing rate. Thus, we believe our actions are not inconsistent with the ISP's underlying purpose. If the FCC were to determine, by its own actions or in response to the filing of a third party, that any of our IPL arrangements violate its ISR policy or our ISR authorization, the FCC could order us to terminate any non-conforming arrangements. In addition, we could be subject to a monetary forfeiture and to other penalties, including the revocation of our FCC authorizations to operate as an international carrier. Any such FCC action could have a material adverse effect upon our business, operating results and financial condition.

    FCC INTERNATIONAL SETTLEMENTS POLICY

    The FCC's ISP places limits on the arrangements which U.S. international carriers may enter into with dominant foreign carriers for exchanging public switched telecommunications traffic, which the FCC terms International Message Telephone Service ("IMTS"). The policy does not apply to ISR services and does not apply to U.S. carrier agreements with non-dominant foreign carriers. The ISP is primarily intended to deter dominant foreign carriers from discriminating amongst competing U.S. carriers by, for example, favoring the foreign carrier's U.S. affiliate. Absent FCC consent, the ISP requires that U.S. carriers receive an equal share of the accounting rate (i.e., that settlement rates be equivalent) and receive inbound traffic in proportion to the volume of U.S. outbound traffic which they generate. The ISP does not apply to certain "low cost" routes where 50% or more of the U.S. billed traffic is settled at rates which are 25% or more below an FCC benchmark rate. FCC policies also prohibit a U.S. carrier from offering or accepting a "special concession" from a foreign carrier where the foreign carrier possesses sufficient market power on the foreign end of the route to affect competition adversely in the U.S. market. A "special concession" is defined by the FCC as an exclusive arrangement involving services, facilities or functions on the foreign end of a U.S. international route which are necessary for providing basic telecommunications, and which are not offered to similarly situated U.S. carriers authorized to serve that route. It is possible that the FCC could find that certain of our arrangements with foreign operators were or are inconsistent with the ISP and that we have not requested prior FCC authority therefor. If the FCC were to determine by its own actions or in response to the filing of a third party that we have violated the ISP, the FCC could order us to terminate any non-conforming arrangement. In addition, we could be subject to a monetary forfeiture and to other penalties, including revocation of our FCC authorizations to operate as an international carrier. Any such FCC action could have a material adverse effect upon our business, operating results and financial condition.

    The FCC's policies also require U.S. international carriers providing IMTS to negotiate and adopt settlement rates with foreign correspondents for IMTS which are at or below certain benchmark rates beginning January 1, 1999 for high income countries.

    We currently have IMTS operating agreements with certain foreign correspondents which provide for settlement rates above the FCC's prescribed benchmarks. We will negotiate in good faith to establish IMTS settlement rates with our foreign correspondents which satisfy the FCC's benchmarks but there can be no assurance that such negotiations will succeed. If we are unable to negotiate benchmark settlement rates with certain foreign correspondents, the FCC may intervene on its own action or in response to a filing by a third party. We are unable to predict the form which such intervention may take but it could disrupt our arrangement for transmitting traffic to certain countries or require us to suspend direct service to certain countries or require us to make alternative termination arrangements with certain countries, all of which could have a material adverse effect on our business, operating results and financial condition.

    FCC POLICIES ON TRANSIT AND REFILE

    International switched telecommunication traffic is frequently routed indirectly via one or more third countries to its final destination. When such arrangements are mutually agreed upon, they are commonly based on a transit agreement under which settlement payments are made to all parties. In other cases, traffic may be sent to a third country and then forwarded or refiled for delivery to its final destination without the knowledge or consent of the destination carrier. We use both transit and refile arrangements to terminate our international traffic. The FCC routinely approves transit arrangements by U.S. international carriers. The FCC's rules also permit carriers to use ISR facilities in many cases to route traffic via a third country for refile through the public switched network. However, the extent to which U.S. carriers may enter into refile arrangements consistent with the ISP is currently under review by the FCC. In 1997, the FCC stated that above-cost accounting rates had led an increasing amount of international traffic to migrate to least cost routes through the use of practices such as hubbing, refile and reorigination. The FCC stated that such practices are an economically rational response to inflated settlement rates. Notwithstanding the FCC's past rules, policies and statements regarding the scope of permissible transit and refile arrangements, the FCC could find by its own actions or in response to the filing of a third party, that certain of our transit or refile arrangements violate the ISP or other FCC policies. In that event, the FCC could order us to terminate any non-conforming transit or refile arrangements. In addition, we could be subject to a monetary forfeiture and to other penalties, including revocation of our FCC authorizations to operate as an international carrier. Any such FCC action could have a material adverse effect on our business, operating results and financial condition.

    REPORTING REQUIREMENTS

    International telecommunication carriers also are required by the FCC's rules to file timely certain reports regarding international traffic and revenues, the ownership and use of international facilities, and their affiliates with foreign carriers. The FCC considers a U.S. carrier to be a foreign carrier if it has a 25% interest in the capital stock of the carrier, or controls the foreign carrier or is under common ownership or control. The FCC requires these reports so that, among other things, it may monitor the development of industry competition and the potential for a dominant foreign carrier to discriminate amongst U.S. carriers. We generally have filed said traffic, facilities and foreign affiliation reports. The FCC's rules require international telecommunication carriers to file at the FCC copies of their contracts with other carriers, including operating agreements, within 30 days of execution. The FCC by its own action or in response to the filing of a third party could determine that we have failed to meet certain of the foregoing filing and reporting requirements or that certain filings are deficient. In that event, we could be directed to remedy any asserted non-compliance; we could also be subject to a monetary forfeiture and to other penalties, and, although we believe that it would be largely unprecedented in such circumstances, and hence unlikely, the FCC could revoke our authorizations to operate as an international carrier. Any such FCC action could have a material adverse effect on our business, operating results and financial condition.

    REGULATORY FEES

    The Communications Act, and FCC rules and policies, impose certain fees upon carriers providing interstate and international telecommunication services. These fees are levied, among other things, to defray the FCC's operating expenses, to underwrite universal telecommunication service (e.g., by subsidizing certain services used by schools and libraries), such as Internet access, and by other telecommunications users in areas of the U.S. where service costs are significantly above average, to fund the Telecommunications Relay Service ("TRS"), which provides special options for hearing-impaired users, and to support the administration of telephone numbering plans.

    Carriers that provide domestic interstate and international services must pay an annual regulatory fee based on their interstate revenues; for the 1999 filing year, the fee was 0.12% of net revenue. International carriers that own international transmission capacity must also pay a fee for each international 64 kilobit per second equivalent circuit they operate; for the 1999 filing year, the fee was $7 per circuit. Carriers that provide, or that have an affiliate which provides, domestic interstate services to end users must pay a universal telecommunications service fee each month based upon the total estimated demand for U.S. universal service funding. If applicable, each carrier's share is approximately 5% of the carrier's annual end user revenues (including both domestic and international end user revenue, unless only a small percentage of the carrier's end-user revenues comes from domestic interstate services, in which case only domestic revenues are counted). We generally offer our services only to other carriers that in turn provide services to end-users. Such carrier-to-carrier revenues are not subject to universal service fees, and thus we generally are not liable to pay universal service fees. U.S. interstate and international carriers must pay a percentage of their total revenue each year to support the North American Numbering Plan Administrator. The contribution rate is approximately 0.006% of net telecommunications revenue. U.S. carriers must pay a certain percentage of their domestic interstate revenues to support the Telecommunications Relay Services Fund. The contribution rate is approximately 0.04% of gross revenues. U.S. carriers must pay a percentage of their end-user revenue to support local number portability ("LNP"); that rate varies depending on the cost of the supported services and overall revenue for all carriers in different regions of the United States. Our LNP payments would typically be minimal because most of our revenue comes from other carriers rather than end users. We have routinely paid the foregoing regulatory fees; however, we may owe approximately $150,000 in additional fees to satisfy our TRS and annual regulatory fee obligations for the 1996 and 1997 filing years. The foregoing regulatory fees typically change annually. We cannot predict the future regulatory fees for which we may be liable. Said fees could rise significantly for us and amount to 5% or more of our gross international and interstate revenues if we are no longer exempt from paying universal service in the event we provide service directly to end-users, or because amendments to the Communications Act repeal the universal service fee exemption for revenues from connecting carriers. Because the international telecommunication services business is highly competitive, an increase in the regulatory fees that we must pay could impair our market position and have a material adverse effect on our business, operating results and financial condition.

    RECENT AND POTENTIAL FCC ACTIONS

    Recent FCC rulemaking orders and other actions have lowered the entry barriers for new facilities-based and resale international carriers by streamlining the processing of new applications and granting non-dominant carriers greater flexibility in establishing non-standard settlement arrangements with non-dominant foreign carriers, including the non-dominant U.S. affiliates of such carriers. In addition, the FCC's rules implementing the WTO Agreement presume that competition will be advanced by the U.S. entry of facilities-based and resale carriers from WTO member countries, thus further increasing the number of potential competitors in the U.S. market and the number of carriers which may also offer end-to-end services. The FCC has recently approved several industry mergers, including the Concert joint venture between the AT&T and BritishTelecom international carrier businesses, the merger of Global Crossing and Frontier and the merger of LCI International and Qwest. There are also pending applications before the FCC for the merger of Sprint and MCI WorldCom and GTE and Bell Atlantic, among others. In December 1999, the FCC authorized Bell Atlantic to begin originating U.S. long distance service, including international service, in New York State under Section 271 of the Communications Act and other applications for "in region" service under Section 271 are expected to be filed and approved by the FCC in 2000. The 1996 amendment to the Communications Act permits the FCC to forbear enforcement of the tariff provisions in the Act, which apply to all interstate and international carriers, and the U.S. Court of Appeals is currently reviewing an FCC order directing all domestic interstate carriers to detariff their offerings. Subject to the Court's decision, the FCC may forbear its current tariff rules for U.S. international carriers, such as us, or order such carriers to detariff their services. In that event, we would have greater flexibility in pricing our service offerings and to compete, although any such FCC action likely would grant other non-dominant international carriers equivalent freedom. The FCC routinely reviews the contribution rate for various levels of regulatory fees, including the rate for fees levied to support universal service, which fees may be increased in the future for various reasons, including the need to support the universal service programs mandated by the Communications Act, the total costs for which are still under review by the FCC. The FCC also is reviewing the extent to which international carriers may refile traffic using international private line facilities or otherwise. Future FCC actions regarding refile could affect us by, for example, requiring us to discontinue certain termination arrangements which we now have or to implement alternative routing arrangements for certain countries; on the other hand, the FCC may further liberalize its existing rules and policies regarding refile, in which case we are likely to be well positioned to expand certain refile operations even though new opportunities may become available to our competitors. We cannot predict the net effect of these or other possible future FCC actions on our business, operating results and financial condition, although the net effect could be material.

STATE REGULATION

    STATE

    Our intrastate long distance telecommunications operations and those of our subsidiaries are subject to various state laws and regulations, including prior certification, notification, registration and/or tariff requirements. In certain states, prior regulatory approval is required for changes in control of telecommunications services. The vast majority of states require us and our subsidiaries to apply for certification to provide intrastate telecommunications services, or at a minimum to register or to be found to be exempt from regulation, prior to commencing sale of intrastate services. Additionally, the vast majority of states require us or our subsidiaries to file and maintain detailed tariffs setting forth rates charged by us to our end-users for intrastate services. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certificated carriers and assignments of carrier assets, including customer bases, carrier stock offerings, and incurrence by carriers of significant debt. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state laws and/or rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including, for example, the return of all monies received for intrastate traffic from residents of a state in which a violation has occurred, may be imposed.

    We, along with our regulated subsidiaries, believe we have made the filings and taken the actions we believe are necessary to provide the intrastate services we currently provide to end-users throughout the U.S. We and/or our subsidiaries are qualified to do business as foreign corporations, and have received certification to provide intrastate telecommunications services in all states where certification is required, and have received approval for changes of control where such approvals are necessary. We and our subsidiaries are required to make periodic filings in order to maintain certificated status and remain qualified as foreign corporations.

    In early 1997, the FCC instituted significant changes to the current incumbent local exchange carrier access charge structure. These changes were meant, in part, to bring access charges closer to their actual costs. While there has been a general trend towards access charge reductions, new primary interexchange carrier charges ("PICCs") were authorized by the FCC to be imposed on interexchange carriers serving presubscribed access charges closer to their actual costs. PICCs are a flat-rated, per presubscribed line, per month access charge imposed upon all facilities-based carriers (although they may be passed through to resellers). Facilities-based carriers were assessed interstate PICCs effective January 1, 1998. Intrastate PICCs have also been adopted in the five-state Ameritech region (Michigan, Wisconsin, Illinois, Indiana, and Ohio), and may be adopted elsewhere. At the same time, we may pursue underlying carriers for pass throughs of any access charge reductions they may realize from incumbent local exchange carriers.

    ACTIONS AGAINST CEO

    In 1997, prior to our acquisition of CEO Telecommunications, Inc. ("CEO"), we settled disputes with the California PUC and with the District Attorney of Monterey, California regarding CEO's alleged unauthorized switching of long distance customers. As part of these settlements, CEO was subject to fines and restrictions on its business operations in California. In addition, the FCC has received numerous informal complaints against CEO regarding the alleged unauthorized switching of long distance customers, which complaints currently remain under review.

    Following our acquisition of CEO, and in order to comply with the settlements described above, we have imposed strict restrictions on certain former CEO employees, restricting these employees with respect to California intrastate telecommunications operations. Additionally, we have taken a number of steps to reduce the risk of a repeat occurrence regarding the alleged unauthorized switching of commercial customers in California.

FOREIGN REGULATION

    UNITED KINGDOM

    In the U.K., telecommunications services offered by us and through our affiliate, STAR Europe Ltd. ("STAR Europe"), are subject to regulation by various U.K. regulatory agencies. The U.K. generally permits competition in all sectors of the telecommunications market, subject to licensing requirements and license conditions. We have been granted a license to provide international services on a resale basis and STAR Europe has been granted a license to provide international services over its own facilities, which licenses are subject to a number of restrictions. Implementation of these licenses have permitted us to engage in cost-effective routing of traffic between the U.S. and the U.K. and beyond.

    GERMANY

    In Germany, telecommunications services offered by us through our affiliate, STAR Telecommunications Deutschland GmbH ("STAR Germany"), are subject to regulation by the Regulierungsbehorde fur Telekommunikation und Post (which is under the jurisdiction of the Ministry of Economy). Germany permits the competitive provision of international facilities-based and resale services. STAR Germany was granted a license for the provision of voice telephony on the basis of self-operated telecommunications networks in December 1997. Under this license, STAR Germany has installed telecommunications switching facilities in Dusseldorf, Frankfurt, Hamburg, Munich, Stuttgart, Berlin, Nuremberg and Hanover and is leasing connection transmission facilities between these switches and additional facilities. The network of STAR Germany will be used primarily for routing international telecommunications traffic between the U.S., the U.K., Germany and beyond. There can be no assurance that future changes in regulation of the services provided by STAR Germany will not have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

    As of March 1, 2000, we employed 855 full-time employees. We are not subject to any collective bargaining agreements and we believe that our relationships with our employees are good.

                                  RISK FACTORS

    IN EVALUATING US, OUR BUSINESS, OPERATIONS AND FINANCIAL POSITION, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS FORM 10-K. THIS FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-K.

THERE CAN BE NO ASSURANCE THAT WE WILL REALIZE THE ANTICIPATED BENEFITS FROM THE
  MERGER WITH WORLD ACCESS.

    We expect that our Merger with World Access will result in a combined company that will be a leading provider of global telecommunications services, increasing stockholder value through significant cost savings and synergies. While the combination is expected to complement the geographic network coverage of each company and enhance World Access' European operations through the integration of our network assets and licenses in Germany, there can be no assurance that our operations will be successfully integrated into World Access' operations or that our stockholders will ultimately realize any of the anticipated benefits of the Merger.

    After due deliberation our Board concluded that the Merger was in our best interest, and that of our stockholders for, among other things, the following reasons:

    - The combination would potentially solve our capital problems;

    - The combined company would have an enhanced and more diversified geographic and product market position;

    - The combination would provide us with significant cost savings and synergies;

    - The combined management team would enhance our capabilities;

    - We lacked alternative options for additional capital requirements;

    - We did not receive a superior offer and management was concerned about our capital position and ability to diversify in the face of declining margins in our core business; and

    - The contemplated transaction offered us the opportunity to receive interim financing from World Access.

    There can be no assurance that any of the expected results will be accomplished as rapidly as currently expected or at all or that any savings or synergies will not be offset by increases in other expenses or operating losses incurred by World Access based on the occurrence of events or actions taken by World Access that are out of our control.

    In addition, the completion of the Merger is subject to, among other things, certain regulatory approvals, the approval of our stockholders and the stockholders of World Access, and the divestiture by us of certain business segments for specified minimum net cash proceeds. Accordingly, there can be no assurance that the Merger will be approved by our stockholders or the stockholders of World Access, that we will obtain the necessary regulatory approvals or that we will successfully complete the required sale of certain assets. In the event that the Merger is not successfully completed, we may face significant costs associated with the failed Merger, including a termination fee of $14 million, and we may need to obtain additional capital. We are not certain that we will be able to raise additional capital on favorable terms or at all.

IF THE PT-1 ASSET SALE IS NOT COMPLETED PRIOR TO THE CLOSING OF THE MERGER WITH
  WORLD ACCESS, OR IF WE DO NOT RECEIVE NET PROCEEDS OF AT LEAST $150 MILLION FROM THE PT-1 ASSET SALE, THE MERGER WITH WORLD ACCESS MAY NOT CLOSE OR THE CONSIDERATION TO BE RECEIVED BY OUR STOCKHOLDERS FROM THE MERGER MAY BE REDUCED.

    On March 29, 2000, we entered into a Letter of Intent with PT-1 Acquiror for the sale of all of the assets of PT-1. Pursuant to the terms of the Letter of Intent, PT-1 Acquiror will pay $150 million in cash for the assets of PT-1, less certain liabilities and subject to a purchase price adjustment based on the results of a final audit to be conducted after the close of the PT-1 Sale. While we expect that we will successfully complete the PT-1 Sale, there can be no assurance that we will complete the PT-1 Sale or that we will find another purchaser for the assets of PT-1. Further, there can be no assurance that we will complete the sale of the assets of PT-1 to PT-1 Acquiror, or to any other purchaser, for net cash proceeds of at least $150 million, as required by the Merger Agreement.

    Pursuant to the terms of the Merger Agreement, if we fail to sell the assets of PT-1 prior to the close of the Merger with World Access, then World Access does not have to complete the Merger. In addition, under the Merger Agreement, if we do not enter into a definitive agreement for the PT-1 Sale prior to the close of the Merger or if we do not receive net cash proceeds of at least
$150 million from the sale of the assets of PT-1, then World Access (1) does not have to complete the Merger, (2) may agree to amend the Merger Agreement or (3) may, in its sole discretion, agree to waive this condition. In the event that the Merger is not completed, we may face significant costs associated with the failed Merger, including a termination fee of $14 million, and may need to obtain additonal capital. We are not certain that we will be able to raise additional capital on favorable terms or at all.

    While we believe we will complete the PT-1 Sale, the completion of the PT-1 Sale to PT-1 Acquiror is subject to, among other things: (1) the completion of due diligence by PT-1 Acquiror satisfactory to PT-1 Acquiror in its absolute discretion, (2) the negotiation and execution of a definitive purchase agreement between us and PT-1 Acquiror, (3) a vote in favor of the transaction by a majority of our stockholders, and (4) certain regulatory approvals. Accordingly, there can be no assurance that PT-1 Acquiror will be satisfied with the outcome of its due diligence, that we will reach satisfactory agreement on a definitive purchase agreement with PT-1 Acquiror, that our stockholders will approve the PT-1 Sale, or that we will obtain the necessary regulatory approvals. In addition, the completion of the PT-1 Sale for net cash proceeds of at least
$150 million is dependent, in part, on the results of a final audit to be conducted after the close of the PT-1 Sale. There can be no assurance that the net value of the assets of PT-1 will be greater than or equal to the value of the assets as presented to PT-1 Acquiror in the Letter of Intent, which may result in net cash proceeds of less than $150 million for the PT-1 Sale. If we fail to complete the PT-1 Sale prior to the close of the Merger or to sell the assets of PT-1 for net proceeds of less than $150 million, the Merger may not close or the consideration to be received by our stockholders from the Merger may be reduced.

IF OUR LENDERS ACCELERATE PAYMENT OF THE AMOUNTS WE OWE THEM, WE COULD BECOME
  INSOLVENT OR BE FORCED TO FILE FOR BANKRUPTCY.

    We are subject to certain restrictions under our financing arrangements, including our financing arrangements with WorldCom and RFC Capital Corporation ("RFC") and our anticipated financing arrangements with World Access. If we violate any restrictions under our financing arrangements, our lenders may accelerate payment of the amounts we owe them. If they accelerate payment on any of our debt, it could force us to file for bankruptcy or reorganize our business. Under our financing arrangements with WorldCom and our anticipated financing arrangements with World Access, if we commit a breach of the terms of the Merger Agreement which results in World Access having the right to terminate the Merger Agreement, World Access and WorldCom can accelerate payment of the outstanding balance. Our anticipated financing arrangement with World Access will provide for a predetermined initial advance with additional advances of up to $35 million to be made solely in World Access' discretion. There can be no assurance that we will not breach any restrictions under our financing arrangements, that we will not breach the terms of the Merger Agreement or that if we enter into a financing arrangement with World

Access, World Access will agree to make additional advances to us. We cannot predict what actions our lenders will take if we are out of compliance with any restrictions under any of our financing arrangements or under the Merger Agreement.

WE MAY NOT HAVE SUFFICIENT CASH FLOW FROM OUR BUSINESS TO PAY OUR DEBT.

    The amount of our outstanding debt is large compared to our cash flow and the net book value of our assets. We have substantial repayment obligations under our outstanding debt. As of December 31, 1999 we had:

    - Total consolidated debt of approximately $212.5 million, including
      $99.5 million outstanding pursuant to our financing arrangements with RFC and including our financing arrangement with WorldCom which was entered into on April 12, 2000; and

    - Stockholders' equity of approximately of $278.1 million.

    The following chart shows our aggregate interest and principal payments due on all of our currently outstanding debt for each of the next five fiscal years, assuming our lenders do not accelerate payment of the amounts due under our financing arrangements. Also, because the interest rates under some of our financing arrangements. Also, because the interest rates under some of our financing arrangements are based upon variable market rates, the amount of these interest payments could fluctuate in the future.

                                                               SCHEDULED PAYMENTS
                                                              --------------------
                                                              INTEREST   PRINCIPAL
                                                              --------   ---------
                                                                 (IN THOUSANDS)
For the year ending December 31:
  2000......................................................  $10,012    $ 75,690
  2001......................................................    6,487     107,637
  2002......................................................    1,679      20,675
  2003......................................................    1,428       8,446
  2004......................................................        0           0

    Due to the large amount of these principal and interest payments, we may not generate enough cash from our operations to meet these obligations. We have entered into a Letter of Intent with PT-1 Acquiror to sell the assets of PT-1, less certain liabilities for cash proceeds of approximately $150 million subject to a purchase price adjustment based on an audit of PT-1 to be conducted after the close of the PT-1 Sale. We expect that the proceeds we receive from the sale of PT-1 will provide us with sufficient capital to continue our operations and service our debt. However, there can be no assurance that we will reach a definitive agreement with PT-1 Acquiror regarding the sale of the assets of PT-1 or that the proceeds we receive from the sale will be sufficient.

WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL CAPITAL THAT WE NEED TO FINANCE OUR
  ONGOING CAPITAL REQUIREMENTS AND OUR GROWTH.

    We have considerable ongoing capital requirements related to our operations and our existing debt. In addition, we will need to continue to expand our network to maintain our competitive position and continue to meet the increasing demands for service quality, capacity and competitive pricing. We will need to raise additional capital from equity or debt sources if (1) our cash flow from operations after the end of a period is insufficient to meet our working capital and capital expenditure requirements, (2) our cash flow from operations after the end of a period is insufficient to service our debt, or (3) our growth exceeds current expectations. We are not certain that we will be able to raise this capital on favorable terms or at all. If we are unable to obtain this additional capital, we may be unable to continue our operations or service our debt and we may be required to reduce the scope of our anticipated expansion. Our ability to grow depends, in part, on our ability to expand our operations through the ownership and leasing of network capacity, which requires significant capital expenditures, that are often incurred prior to our receipt of the related revenue. We have entered into a Letter of Intent with PT-1 Acquiror to sell the assets of PT-1, less certain liabilities for cash proceeds of approximately $150 million subject to a purchase price adjustment based on an audit of PT-1 to be conducted after the close of the PT-1 Sale. We expect that the proceeds we receive from the sale of PT-1 will provide us with sufficient capital to meet our working capital and capital expenditure requirements, service our debt and expand our network. However, there can be no assurance that we will reach a definitive agreement with PT-1 Acquiror regarding the sale of the assets of PT-1 or that the proceeds we receive from the sale will be sufficient.

WE MAY NOT BE ABLE TO PROVIDE DATA TRANSMISSION SERVICES EFFECTIVELY.

    Our experience in providing data transmission services to date has been limited and, consequently, we can provide no assurance that we will be successful in the data transmission business. Our ability to successfully enter the data transmission business will depend upon, among other things, our ability to:

    - Select new equipment and software and integrate these into our network;

    - Hire and train qualified personnel; and

    - Enhance our billing, back-office and information systems to accommodate data transmission services.

If we are not successful, there may be a material adverse effect on our business, financial condition and operations.

    The data transmission business is also extremely competitive and prices have declined substantially in recent years and are expected to continue to decline. In providing these services, we will be dependent upon vendors for assistance in the planning and development of our data product offerings, as well as ongoing training and support. In Europe, there are a number of different protocols for data transmission. Our network will need to be able to handle all of these protocols, which will pose technical difficulties.

WE CANNOT ASSURE YOU THAT OUR PLANNED ENTRY INTO THE INTERNET AND DATA BUSINESS
  IN EUROPE WILL BE SUCCESSFUL.

    The market for Internet connectivity and related services is extremely competitive. Our primary competitors include other ISPs that have a significant national or international presence. Many of these carriers have substantially greater resources, capital and operational experience than we do. We also expect we will experience increased competition from traditional telecommunications carriers that expand into the market for Internet services. In addition, we will require substantial additional capital to make investments in our Internet operations and we may not be able to obtain that capital on favorable terms or at all.

    Further, even if we are able to establish and expand our Internet business, we will face numerous risks that may adversely affect the operations of our Internet business. These risks include:

    - Competition in the market for Internet services;

    - Our limited operating history as an ISP;

    - Our ability to adapt and react to rapid changes in technology related to our Internet business;

    - Uncertainty relating to the continuation of the adoption of the Internet as a medium of commerce and communications;

    - Vulnerability to unauthorized access, computer viruses and other disruptive problems due to the accidental or intentional actions of others;

    - Adverse regulatory developments;

    - The potential liability for information disseminated over our network; and

    - Our need to manage the growth of our Internet business, including the need to enter into agreements with other providers of infrastructure capacity and equipment and to acquire other ISPs and Internet-related businesses on acceptable terms.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE SIGNIFICANTLY DUE TO MANY FACTORS AND
  ARE THEREFORE DIFFICULT TO FORECAST.

    Our quarterly operating results fluctuate significantly due to a number of factors, some of which are beyond our control, and are therefore difficult to forecast with any degree of accuracy. Because operating results fluctuate significantly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of our future performance.

    Our revenues, costs and expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors. Our revenues in any given period can vary due to factors such as:

    - Call volume fluctuations, particularly in regions with relatively high per-minute rates;

    - The addition or loss of major customers, whether through competition or merger;

    - The loss of economically beneficial routing options for the termination of our traffic;

    - Pricing pressure resulting from increased competition; and

    - Technical difficulties with or failures of portions of our network that impact our ability to provide service to or bill our customers.

Our cost of services and operating expenses in any given period can vary due to factors such as:

    - Fluctuations in rates charged by carriers to terminate our traffic;

    - Increases in bad debt expense and reserves;

    - The timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities;

    - Changes in our sales incentive plans; and

    - Costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel.

In addition, our operating results can vary due to factors such as:

    - Changes in routing due to variations in the quality of vendor transmission capability;

    - Our loss of favorable routing options;

    - The amount of, and the accounting policy for, return traffic under operating agreements;

    - Actions by domestic or foreign regulatory entities;

    - The level, timing and pace of our expansion in international and commercial markets; and

    - General domestic and international economic and political conditions.

    Further, we obtain a substantial portion of our transmission capacity on a variable, per minute and short term basis; therefore, we may experience unanticipated price increases and service cancellations. Since we do not generally have long term arrangements for the purchase or resale of long distance services, and since rates fluctuate significantly over short periods of time, our gross margins may also fluctuate significantly over short periods of time. Competitive pricing pressures may also negatively affect our gross margins.

WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OUR REVENUE GROWTH.

    Our revenues have increased from $67.0 million in 1995 to $1,061.8 million in 1999. You should not consider this growth indicative of our future revenue growth or operating results. We cannot predict whether we will be able to achieve or maintain profitability on a quarterly or annual basis in the future. If our revenue levels fall below expectations, net loss is likely to increase disproportionately because a proportionately smaller amount of our operating expenses varies with our revenues. This effect will probably increase as a greater percentage of our cost of services are associated with owned and leased facilities. In our first two quarters of 1999, our operating results were below the expectations of public market analysts and investors. In future quarters we could have similar disappointments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE TO MANAGE OUR REVENUE GROWTH.

    We cannot be certain that our personnel, systems, procedures and controls will be adequate to support our future operations. As part of our significant revenue growth, we have expanded, and plan to continue to expand, the number of our employees and the geographic scope of our operations. These factors create increased responsibilities for our management personnel and place increased demands upon our operating and financial systems, which may lead to unanticipated costs and divert our management's attention from day-to-day operations. We may also need to attract, train and retain additional highly qualified management, technical, sales and marketing and customer support personnel. The process of locating such personnel with the combination of skills and attributes necessary to implement our strategy is often lengthy. We expect that our expansion into foreign countries will lead to increased financial and administrative demands, such as:

    - Increased operational complexity associated with expanded network facilities;

    - Administrative burdens associated with managing an increasing number of foreign subsidiaries and relationships with foreign partners; and

    - Expanded treasury functions to manage foreign currency risks.

    With the acquisitions of CEO, UDN, and PT-1, we began servicing commercial markets, which are more labor intensive than the wholesale market, and as a result have higher overhead costs. We also may need to update and improve our billing systems and procedures and/or hire new management personnel to handle the demands of the commercial markets. There is a risk that we will not be able to effectively manage the costs of and risks associated with our expansion into the commercial markets.

WE SELL A SIGNIFICANT PERCENTAGE OF OUR COMMERCIAL PRODUCTS ON CREDIT. IF WE
  HAVE DIFFICULTY COLLECTING RISING ACCOUNTS RECEIVABLE OR WE FACE SIGNIFICANT CREDIT LOSSES IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

    We sell prepaid cards on terms ranging from cash on delivery to thirty days credit. As accounts receivable balances grow and we extend credit to new commercial customers, we may not be able to adequately monitor and evaluate our accounts receivable and credit risks and we may not be able to collect all the money we are owed. If we have difficulty collecting rising accounts receivable or we face significant credit losses it could have a negative effect on our business, financial condition and results of operations. We usually sell prepaid cards that we ship with common carriers or that we sell over the counter in smaller amounts for cash on delivery. We extend 7-to-30 day credit to distributors who only market our prepaid cards and who introduce our products into new markets and territories. We also sell prepaid cards wholesale to carriers on credit, requiring them to pay us in 7-to-30 days. Customers are billed after services are rendered for dial around and presubscribed long distance services.

INCREASED COMPETITION IN THE PREPAID CARD BUSINESS MAY FORCE US TO LOWER OUR
  PRICES AND IN TURN MAY NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

    We cannot guarantee that we will be able to continue to provide competitively priced prepaid cards to our distributors or that lower prices in the prepaid card marketplace will not have a negative effect on the results of our operations. The lack of customer loyalty to any particular prepaid card company and the increased entry into the prepaid card market by various competitors, including companies larger than us, could cause prices to drop throughout the prepaid card industry. Because we depend on informal relationships with independent distributors to market and sell our products, increased competition and lower prices could force us to further lower our prices to continue to sell prepaid cards to these distributors.

    Our operations and the prepaid card business that we operate through PT-1 face a number of risks with respect to competition, which can be summarized to include the following:

    - The increased entry into the market by prepaid card vendors, including vendors that are larger than us;

    - The low barriers to entry for new prepaid card operators;

    - Our reliance on independent distributors to place prepaid cards in commercial outlets;

    - Our inability to create exclusive phone card distribution arrangements;

    - Our inability to enter into written agreements with distributors and the lack of written agreements among our distributors and any other party in our prepaid card chain of supply;

    - The price-sensitive, fickle nature of consumer demand; and

    - The lack of customer loyalty to any particular prepaid card company.

THE GROWTH OF OUR TELECOMMUNICATIONS NETWORK WILL BE COSTLY, AND WE MAY NOT BE
  ABLE TO INCREASE OUR NETWORK CAPACITY AT A RATE THAT IS COMMENSURATE WITH THE DEMANDS OF OUR CUSTOMER BASE.

    We are currently in the process of expanding our network and as we expand our network and the volume of our network traffic, our cost of revenues will increasingly consist of fixed costs arising from the ownership and maintenance of switches and fiber optic cables. While we believe that in the long-term these investments will reduce our cost of service and enhance our service offerings, in the short-term, costs may increase and our operating margins may decrease. If our traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of our network, our costs as a percentage of revenues would increase significantly, which could have a material adverse effect on our business, financial condition and results of operations. Historically, we have relied primarily on leased transmission capacity for the delivery of our telecommunications services. Our telecommunications expenses have in the past primarily been variable, based upon minutes of use, consisting largely of payments to other long distance carriers, customer/carrier interconnect charges, leased fiber circuit charges and switch facility costs. Recently, however, we have made considerable capital expenditures to expand our network, and intend to continue to do so. See "Business--Network." Our strategy is to establish significant traffic volumes prior to investing in fixed-cost facilities. At the same time, the development of these facilities entails significant costs and prior planning, which are based in part on our expectations concerning future revenue growth and market developments.

    In addition, our business depends in part on our ability to obtain transmission facilities on a cost-effective basis. We may not be able to obtain sufficient transmission facilities or access to undersea fiber optic cable on economically viable terms. Our failure to obtain telecommunications facilities that are sufficient to support our network traffic in a manner that ensures the reliability and quality of our telecommunications services could have a material adverse effect on our business, financial condition and results of operations. Undersea fiber optic cables typically take several years to plan and construct, carriers generally make investments well in advance, based on a forecast of anticipated traffic. Therefore, our operations are subject to the risk that we will not adequately anticipate the amount of traffic over our network, and may not procure sufficient cable capacity or network equipment in order to ensure the cost-effective transmission of customer traffic. Although we participate in the planning of undersea fiber optic transmission facilities, we do not control the construction of these facilities and must obtain access to these facilities through partial ownership positions. If ownership positions are not available, we must obtain access to these facilities through lease arrangements on negotiated terms that may vary with industry and market conditions.

THE INTERNATIONAL NATURE OF OUR OPERATIONS EXPOSES US TO REGULATORY, POLITICAL
  AND ECONOMIC RISKS.

    We have to date generated a substantial majority of our revenues by providing international telecommunications services to our customers on a wholesale basis. We send traffic to numerous countries throughout the world, including India, Mexico and China. The international nature of our operations involves certain risks, such as:

    - Changes in U.S. and foreign government regulations and telecommunications standards;

    - Dependence on foreign partners, tariffs, taxes and other trade barriers;

    - The potential for nationalization and economic downturns; and

    - Political instability in foreign countries.

    In addition, a reversal in the current trend toward deregulation of telecommunications carriers could adversely affect our business. We will continue to encounter these risks to the extent that we proceed with the planned expansion of our international operations.

    DEPENDENCE ON FOREIGN PARTNERS. We will increasingly rely on foreign partners to (1) terminate our traffic in foreign countries and (2) assist in installing transmission facilities and network switches, complying with local regulations, obtaining required licenses and assisting with customer and vendor relationships. We may have limited recourse if our foreign partners do not perform under their contractual arrangements with us. As a result of our arrangements with foreign partners, we may encounter significant legal, regulatory or economic risks.

    FOREIGN GOVERNMENT CONTROL AND HIGHLY REGULATED MARKETS. Foreign government actions in the future could have a material adverse effect on our operations. Governments of many countries exercise substantial influence over various aspects of the telecommunications market. In some cases, the government owns or controls companies that are or may become our competitors or companies, such as national telephone companies, upon which we and our foreign partners may depend for required interconnections to local telephone networks and other services. In highly regulated countries in which we do not deal directly with the dominant local exchange carrier, the dominant carrier may have the ability to terminate service to us or to our foreign partner and, if this occurs, we may have limited or no recourse. In some countries where competition is not yet fully established, we transact business through an alternative operator. Foreign laws in these countries may prohibit or impede new operators, like us, from offering services.

    FOREIGN CURRENCY FLUCTUATIONS. Our revenues and cost of long distance services are sensitive to foreign currency fluctuations. We expect that an increasing portion of our net revenue and expenses will be denominated in currencies other than U.S. dollars, and changes in exchange rates may have a significant effect on our results of operations. Although we utilize hedging instruments to reduce the risk of foreign currency fluctuations, we will not be fully protected from these risks and the instruments themselves involve a degree of risk. See "Quantitative and Qualitative Disclosure About Market Risk."

    FOREIGN CORRUPT PRACTICES ACT. The FCPA generally prohibits U.S. companies, like us, and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. Past or future actions taken without our knowledge by agents, strategic partners and other intermediaries could expose us to liability under the FCPA. This liability could have a material adverse effect on our business, operating results and financial condition.

OUR FAILURE TO MEET CURRENT OR FUTURE GOVERNMENT REGULATIONS COULD CAUSE US TO
  INCUR PENALTIES. FUTURE GOVERNMENT REGULATIONS COULD ALSO INCREASE COMPETITION OR IMPEDE THE EXPANSION OF OUR OPERATIONS.

    Our business is subject to various U.S. and foreign laws, regulations, agency actions and court decisions. The FCC regulates our U.S. international telecommunications service offerings. The FCC could determine, by its own actions or in response to a third party's filing, that some of our services, termination arrangements, agreements with foreign carriers, transit or refile arrangements or reports do not or did not comply with FCC policies and rules. As a result, the FCC could order us to terminate noncompliant arrangements, fine us or revoke our authorizations. Any of these actions could have a material adverse effect on our business, operating results and financial condition. Generally, the FCC requires international carriers to obtain authorizations under Section 214 of the Communications Act, prior to acquiring international facilities by purchase or lease, or providing international service to the public. Prior FCC approval is also required to transfer control of a certificated carrier. We must file reports and contracts with the FCC and pay regulatory fees, which are subject to change. The FCC policies and rules discussed below also regulate our operations.

    Future FCC action may also negatively affect our operations by:

    - Intensifying the competition that we face;

    - Increasing our operating costs;

    - Disrupting our transmission arrangements; or

    - Otherwise requiring us to modify our operations.

    The FCC is encouraging new market entrants by implementing the WTO Agreement and through other actions. The FCC may approve pending mergers which could produce more effective competitors in our market. The FCC may increase regulatory fees by eliminating the exemption for carrier revenues obtained from other carriers for certain fees or through other actions, which could increase our costs of service. See "Business--Government Regulation."

    OUR PRACTICES MAY BE INCONSISTENT WITH THE FCC'S INTERNATIONAL SETTLEMENT
     POLICY.

    The FCC's international private line resale policy limits the conditions under which a carrier may connect IPLs to the PSTN at one or both ends to provide switched services, commonly known as ISR. We may use IPLs to terminate international switched telephone services on a few routes where the FCC has not yet authorized ISR. On these routes, therefore, our termination arrangements may not be consistent with the FCC's ISP. On any of these routes, however, to our knowledge the foreign correspondent lacks market power, no U.S. inbound traffic is involved, and the effective settlement rate is lower than the prevailing rate. Thus, we believe our actions are consistent with the ISP's underlying purpose.

    A carrier generally may only offer ISR services to a foreign country if the FCC has found (1) the country is a member of the WTO, and at least 50% of the U.S. billed and settled traffic to that country is settled at or below the FCC's benchmark settlement rate or (2) the country is not a WTO member, but it offers U.S. carriers equivalent opportunities to engage in ISR and at least 50% of the U.S. billed and settled traffic is settled at or below the applicable benchmark. If ISR is not permitted on a route, absent prior FCC consent, U.S. facilities based international carriers must terminate switched telephone traffic in accordance with the FCC's ISP. The ISP requires that all U.S. carriers terminate traffic with a foreign carrier on the same terms and receive inbound traffic only in proportion to the volume of U.S. outbound traffic which they generate.

    The FCC could also find that some of our IMTS arrangements with foreign operators are inconsistent with the ISP. The ISP limits the IMTS arrangements between U.S. international carriers and dominant foreign carriers for exchanging public switched telecommunications traffic. This policy does not apply to ISR services and does not apply to U.S. carrier agreements with non-dominant foreign carriers. The ISP requires that U.S. carriers receive an equal share of the accounting rate and receive inbound traffic in proportion to the volume of U.S. outbound traffic which they generate. The ISP and other FCC policies also prohibit a U.S. carrier and some foreign carriers from entering into exclusive arrangements involving services, facilities or functions on the foreign end of a U.S. international route which are necessary for providing basic telecommunications and which are not offered to similarly situated U.S. carriers.

    We use both transit and refile arrangements to terminate our international traffic. Some of our transit or refile arrangements may violate the ISP or other FCC policies. The FCC routinely approves transit arrangements by U.S. international carriers. FCC rules also permit carriers in many cases to use ISR facilities to route traffic via a third country for refile through the PSTN. The extent to which U.S. carriers may enter into refile arrangements consistent with the ISP is currently under review by the FCC.

    OUR FAILURE TO COMPLY WITH STATE REGULATIONS COULD RESULT IN PENALTIES,
     INCLUDING REVOCATION OF ONE OF OUR CERTIFICATES OF AUTHORITY.

    Various state laws and regulations impose prior certification, notification, registration, tariff and/or other requirements on our intrastate long distance telecommunications operations and our subsidiaries. The vast majority of states require that we and our subsidiaries apply for certification to provide intrastate telecommunications services. In most jurisdictions, we also must file and obtain prior regulatory approval of tariffs for intrastate services. State regulatory authorities can generally condition, modify or revoke certificates of authority or impose fines and other penalties for failure to comply with state laws and regulations.

    FOREIGN REGULATIONS MAY IMPEDE OUR EXPANSION INTO RECENTLY DEREGULATED
     TELECOMMUNICATIONS MARKETS OUTSIDE OF THE U.S.

    Foreign countries, either independently or jointly as members of the International Telecommunications Union or other supra-national organizations, may have adopted or may adopt laws or regulatory requirements regarding telecommunications services that (1) would be difficult or expensive for us to comply with, (2) could force us to choose less cost-effective routing alternatives and (3) could adversely affect our business, operating results and financial condition. We are subject to regulation in foreign countries, such as the U.K. and Germany, in connection with some of our business activities. For example, laws or regulations in either the transited or terminating foreign jurisdiction may affect our use of transit, ISR or other routing arrangements.

    If we seek to provide telecommunications services in other non-U.S. markets, we will be subject to the developing laws and regulations governing the competitive provision of telecommunications services in those markets. We cannot be certain that the regulatory regime in any such countries will provide us with practical opportunities to compete in the near future, or at all, or that we will be able to take advantage of any such liberalization in a timely manner. We currently plan to provide a limited range of services in Mexico and Belgium, as permitted by regulatory conditions in those markets, and to expand our operations as these markets implement scheduled liberalization to permit competition in the full range of telecommunications services. The nature, extent and timing of the opportunity for us to compete in these markets will be determined, in part, by the actions taken by the governments in these countries to implement competition and the response of incumbent carriers to these efforts. See "Business--Government Regulation."

    THE FCC REQUIRES US TO PAY FEES TO PAY PHONE OWNERS WHEN OUR CUSTOMERS USE
     PAY PHONES TO ACCESS OUR SERVICES. WE MAY HAVE DIFFICULTY PASSING THESE FEES ON TO OUR CUSTOMERS.

    The Communications Act requires long distance carriers to compensate pay phone owners when a pay phone is used to make a call through a toll-free number. We cannot be certain that we will be able to continue to pass these costs on to our prepaid card customers or that these charges will not have a negative effect on our business, financial condition or results of operations. A small portion of our prepaid card customers use pay phones to access our services through our toll-free number. Recent regulations adopted under the Communications Act require that we pay $0.24 per call, although the grounds for this fee are being reconsidered by the FCC pursuant to a court order. In February 1998, PT-1 began passing these costs on to prepaid card customers who use pay phones.

    OUR CUSTOMERS ARE SUBJECT TO GOVERNMENT REGULATIONS THAT MAY MATERIALLY
     AFFECT THEIR ABILITY TO DO BUSINESS WITH US.

    Our customers are also subject to actions taken by domestic or foreign regulatory authorities that may affect their ability to deliver traffic to us. Regulatory authorities have imposed sanctions on some of our customers in the past. While these sanctions have not adversely impacted the volume of traffic that we receive from these customers to date, future regulatory actions could materially adversely affect the volume of traffic received from a major customer, which could have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS IS DEPENDENT UPON THE INTEGRITY AND EXPANSION OF OUR NETWORK AND
  TELECOMMUNICATIONS FACILITIES WHICH PUTS OUR OPERATIONS AT RISK TO OUTSIDE FORCES BEYOND OUR CONTROL.

    Any system or network failure that interrupts our operations could have a material adverse effect on our business, financial condition or results of operations. Our operations are dependent on our ability to successfully expand our network and integrate new and emerging technologies and equipment into our network, which are likely to increase the risk of system failure and to cause strain upon the networks. Our operations also depend on our ability to protect our hardware and other equipment from damage from natural disasters such as fires, floods, hurricanes and earthquakes, other catastrophic events such as civil unrest, terrorism and war and other sources of power loss and telecommunications failures. Although we have taken a number of steps to prevent our network from being affected by natural or man-made disasters, such as building redundant systems for power supply to the switching equipment, we cannot be certain that these prophylactic measures will prevent our switches from becoming disabled in the event of an earthquake, power outage or otherwise. If our network fails, or our telephone traffic decreases significantly as a result of a natural or man-made disaster, this could have a material adverse effect on our relationships with our customers and our business, operating results and financial condition. See "Business--Network."

WE ARE DEPENDENT ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PERCENTAGE
  OF OUR REVENUES. THE LOSS OF A SIGNIFICANT CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

    The loss of a significant customer could have a material adverse effect on our business. While our most significant customers vary from quarter to quarter, our five largest customers accounted for approximately 17.4% of our revenues in 1999. We could lose a significant customer for many reasons, including:

    - The entrance into the market of significant new competitors with lower rates than us;

    - Transmission quality problems;

    - Changes in U.S. or foreign regulations; or

    - Unexpected increases in our cost structure as a result of expenses related to installing a global network or otherwise.

WE HAVE OBTAINED BRAND AWARENESS WITH THE USE OF THE PT-1 NAME AND OTHER NAMES
  THAT WE USE TO MARKET OUR PREPAID CARDS, BUT OUR CONTINUED USE OF THOSE NAMES MAY BE CHALLENGED IN THE FUTURE.

    We believe that the prepaid card products that we market through PT-1 have achieved significant brand awareness with distributors, commercial outlets, ethnic communities and other consumer groups. In 1998, PT-1 changed its name from Phonetime, Inc. and the name of one of its prepaid cards from The PTI Card to The PT-1 Card in response to letters challenging PT-1's use of these names. We cannot guarantee that our continued efforts to protect the proprietary rights of our PT-1 operations will be successful or that other companies will not challenge the PT-1 trademarks and service marks. We also intend to expand the marketing of prepaid cards in foreign countries. This may result in the use of PT-1 prepaid cards in countries where intellectual property protections are limited. Our inability to protect our proprietary rights or continue to use such marks in the U.S. and abroad could have a negative effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO RETAIN KEY PERSONNEL.

    Our success depends to a significant degree upon the efforts of senior management personnel and a group of employees with longstanding industry relationships and technical knowledge of our operations; in particular, Christopher E. Edgecomb, our Chief Executive Officer. We maintain and are the beneficiary under a key person life insurance policy in the amount of $10 million with respect to Mr. Edgecomb. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled personnel. Competition for qualified, high-level telecommunications personnel is intense and there can be no assurance that we will be successful in attracting and retaining such personnel. The loss of the services of one or more of our key individuals, or the failure to attract and retain other key personnel, could materially adversely affect our business, operating results and financial condition. See "Management."

WE MAY FACE SIGNIFICANT COMPETITION FROM INTERNATIONAL AND DOMESTIC CARRIERS.

    The international telecommunications industry is intensely competitive and subject to rapid change. We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with such price reductions. Our competitors in the international wholesale switched long distance market include large, facilities-based multinational corporations and smaller facilities-based providers in the U.S. and overseas that have emerged as a result of deregulation, switch-based resellers of international long distance services and international joint ventures and alliances among such companies. We also compete abroad with a number of dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries. International wholesale switched service providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. Additionally, the telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive product and service offerings, such as the utilization of the Internet for international voice and data communications. We are unable to predict which technological development will challenge our competitive position or the amount of expenditures that will be required to respond to a rapidly changing technological environment. Further, the number of competitors is likely to increase as a result of the competitive opportunities created by members of the WTO in February 1997. Under the terms of the WTO Agreement, starting February 5, 1998, the United States and over 68 countries have committed to open their telecommunications markets to competition and foreign ownership and to adopt measures to protect against anti-competitive behavior.

    COMPETITION FROM DOMESTIC AND INTERNATIONAL COMPANIES. A majority of the U.S.-based international telecommunications services revenue is currently generated by AT&T, MCI WorldCom and Sprint. We also compete with Pacific Gateway Exchange, Inc., and other U.S.-based and foreign long distance providers, including the Regional Bell Operating Companies, which presently have FCC authority to resell and terminate international telecommunication services. Many of these competitors have considerably greater financial and other resources and more extensive domestic and international communications networks than we do. Our business would be materially adversely affected to the extent that a significant number of such customers limit or cease doing business with us for competitive or other reasons. Consolidation in the telecommunications industry could not only create even larger competitors with greater financial and other resources, but could also adversely affect us by reducing the number of potential customers for our services.

    EXPANSION INTO COMMERCIAL MARKET. With the acquisition of CEO, we began providing long distance service to the commercial market, a market that is subject to intense competition from a number of well capitalized companies. The commercial market is also characterized by the lack of customer loyalty, with commercial customers regularly changing service providers. There can be no assurance that we will be able to compete successfully in the commercial market.

THE PRICE OF OUR STOCK IS SUBJECT TO FLUCTUATION BASED ON FACTORS BEYOND OUR
  CONTROL.

    The market price of the shares of our common stock has been highly volatile since our initial public offering in June 1997 and may be significantly affected by factors such as:

    - Actual or anticipated fluctuations in our operating results;

    - The announcement of potential acquisitions by us;

    - Changes in federal and international regulations;

    - Activities of the largest domestic providers;

    - Industry consolidation and mergers;

    - Conditions and trends in the international telecommunications market;

    - Adoption of new accounting standards affecting the telecommunications industry;

    - Changes in recommendations and estimates by securities analysts; and

    - General market conditions and other factors.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of emerging growth companies like ours. These broad market fluctuations may adversely affect the market price of our common stock.

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Form 10-K, including without limitation, statements containing the words "believe," "anticipate," "intend," "expect" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: (1) general economic and business conditions, both nationally and in the regions in which we operate,
(2) industry capacity, (3) existing government regulations and changes in, or the failure to comply with, government regulations, (4) competition,
(5) changes in business strategy or development plans, (6) our ability to manage growth, (7) the availability and terms of capital to fund the expansion of our business, including the acquisition of additional businesses, and (8) other factors referenced in this Form 10-K. GIVEN THESE UNCERTAINTIES, THE STOCKHOLDERS OF THE COMPANY ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

ITEM 2. PROPERTIES

    Our principal offices are located in Santa Barbara, California in nine facilities providing an aggregate of approximately 45,918 square feet of office space expiring between June 2002 and February 2007. Additionally, we have office and switching sites in the following locations (including the offices and switch sites for PT-1 and our ALLSTAR Telecom division):

                                                 APPROXIMATE
OFFICE SITES                                     SQUARE FEET              EXPIRATION DATE
------------                                     -----------   -------------------------------------
Vienna, Virginia...............................      3,909                   May 2004
New York, New York (multiple leases)...........      4,625         December 2001--November 2008
Los Angeles, California (multiple leases)......     24,898             June 2000--July 2005
Dallas, Texas..................................      8,000                   July 2000
Chelsea, Massachusetts.........................      2,000                   July 2004
West New York, New Jersey......................      2,000                   June 2003
Rio Piedras, Puerto Rico.......................      1,200                   July 2000
London, England................................      5,414                 December 2003
Jersey City, New Jersey........................      5,565                 January 2008
Los Angeles, California (multiple leases)......     38,695          April 2001--September 2008
New York, New York (multiple leases)...........     62,491            March 2002--April 2008
Dallas, Texas..................................      6,167                  April 2007
Miami, Florida (multiple leases)...............     20,853           October 2007--March 2008
Atlanta, Georgia...............................     17,300                  April 2008
Seattle, Washington............................      7,020                   June 2008
London, England................................      5,600                   July 2006
Hamburg, Germany...............................      9,981            January 2008--July 2009
Dusseldorf, Germany............................      8,831            January 2008--July 2009
Frankfurt, Germany.............................     17,579           January 2008--August 2009
Munich, Germany................................      7,473           February 2008--July 2009
Berlin, Germany................................      6,719                  April 2009
Hannover, Germany..............................      5,857                  March 2014
Nurnberg, Germany..............................      5,454                   June 2009
Stuttgart, Germany.............................      3,396                 February 2009
Geneva, Switzerland............................      5,578                   May 2004
Vienna, Austria................................      6,467                  March 2000
Zurich, Switzerland............................        663                   May 2005

A number of the above-listed leases grant us the right to extend the lease term beyond the stated expiration date. The aggregate facility lease payments we made in 1999 were approximately $9.9 million.

    We believe that all other material terms of our leases are commercially reasonable terms that are typically found in commercial leases in each of the respective areas in which we lease space. We believe that our facilities are adequate to support our current needs and that additional facilities will be available at competitive rates as needed.

ITEM 3. LEGAL PROCEEDINGS

    On February 14, 2000 and March 1, 2000 identical class action complaints were filed against us and directors Christopher E. Edgecomb, Mary A. Casey, Mark Gershien, Gordon Hutchins, Jr., John R. Snedegar, Arunas A. Chesonis, and Samer Tawfik. The complaints allege causes of action for breach of fiduciary duty arising from approval of the merger with World Access on the ground that the consideration to be received is unfair, unconscionable and grossly inadequate. The complaints seek both injunctive relief and damages, despite the fact that we have not yet published the full terms of the proposed merger in our joint proxy statement/prospectus. We believe that the complaints have no merit, and we are prepared to defend such claims vigorously. A demurrer to the complaint was filed on March 29, 2000 in the Santa Barbara Superior Court and is scheduled to be heard on April 26, 2000.

    On September 24, 1998, PT-1 was named in a cause of action filed in the Supreme Court of the State of New York by certain former partners of Samer Tawfik, one of our directors. The plaintiffs allege that

PT-1 is a successor corporation to a prior company owned by the plaintiffs and Mr. Tawfik and that they are entitled to a substantial percentage of PT-1. The cause of action seeks compensatory and punitive damages.

    On March 11, 1999, a proceeding was commenced by PT-1 by notice of petition following the election by a PT-1 shareholder to dissent from our proposed merger with PT-1 and following a demand for payment of the fair value of the approximately 2,731,330 shares of PT-1 held by such shareholder. The proceeding was commenced in the Supreme Court of the State of New York. The PT-1 shareholder is seeking damages in accordance with his appraisal rights under New York law.

    On April 9, 1999, we were named, along with PT-1, as defendants in a cause of action brought before the Superior Court of New Jersey, and thereafter removed to the federal district court in New Jersey, by Godotsoft LLC, a licensor of certain software code, documentation and related technology utilized by PT-1 in on-line rating and billing and dial around services. The plaintiff is suing for breach and anticipatory breach of the license agreement between Godotsoft and PT-1 and for breach of the duty of good faith and fair dealing. The plaintiff is seeking judgment against us for an unspecified amount of damages and punitive damages and seeks preliminary and permanent injunctive relief prohibiting us from any further use, exploitation or development of the licensed software.

    We believe that the legal proceedings listed above have no merit and we are prepared to defend such claims vigorously. From time to time, we are party to various legal proceedings, including billing disputes and collection matters, and actions brought by certain terminated employees that arise in the ordinary course of business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse effect on our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock has been traded on the Nasdaq National Market under the symbol "STRX" since June 12, 1997. The following table sets forth, for the fiscal periods indicated, the quarterly high and low sales prices for our common stock, as reported by Nasdaq and as adjusted to reflect the stock split that occurred on March 31, 1998.

                                                                  HIGH           LOW
                                                              ------------   ------------
FISCAL YEAR ENDED DECEMBER 31, 1998
First Quarter...............................................       28 3/64       13 29/32
Second Quarter..............................................        37 3/8         19 3/8
Third Quarter...............................................            23        9 11/16
Fourth Quarter..............................................            18          7 1/8

FISCAL YEAR ENDED DECEMBER 31, 1999
First Quarter...............................................        15 3/4          9 5/8
Second Quarter..............................................        11 7/8         7 7/16
Third Quarter...............................................        8 7/16          5 1/4
Fourth Quarter..............................................       8 51/64        4 11/16

    The last reported sale price of our common stock on the Nasdaq National Market on March 31, 2000 was $6.00 per share. As of March 31, 2000, there were approximately 269 holders of record of our common stock.

    We have never paid cash dividends on our common stock and have no intention of paying cash dividends in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of the Board and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board deems relevant.

    We issued and sold the following unregistered securities during 1999:

         1. On February 4, 1999, we acquired PT-1, a provider of international and domestic long-distance and local telecommunications services primarily through the marketing of prepaid calling cards. We issued 15,050,000 shares of common stock (valued at $153.6 million) and $19.5 million in cash or short-term promissory notes, made a $2 million payment to a former PT-1 shareholder and incurred estimated merger costs of $10 million for all outstanding shares of PT-1. In connection with the acquisition, we placed, along with PT-1, 500,000 shares of our common stock in escrow for distribution to certain PT-1 distributors for no consideration. We are recognizing the related compensation expense of approximately $2.8 million over a four year vesting period. As a result of subsequent negotiations, we entered into a distribution agreement with NY Phone Card Distributors LLC ("Distribution Co."), a partnership of distributors, on March 1, 2000. The agreement provides for a total of 400,000 shares of our common stock to be issued to Distribution Co. under the following arrangements: (i) 228,750 shares at the date of execution, (ii) 31,250 shares at the end of May 2000, provided that the agreement is still in effect, and (iii) 140,000 shares contingently issuable based on certain minimum purchase requirements. We also issued 179,973 options for outstanding PT-1 options at an exercise price of $0.01 per share of which 50% vested on the date of the merger, and the remaining 50% vested on October 15, 1999.

         2. On March 24, 1999, we issued approximately 1,005,000 shares of our common stock in exchange for all of the outstanding capital stock of UDN, plus 36,142 stock options in exchange for UDN options in a transaction valued at $9,924,000.

         3. During the year ended December 31, 1999, we granted to employees and directors options to purchase an aggregate of approximately 2,150,708 shares of our common stock pursuant to stock option agreements and our stock option plans.

    The sales and issuances described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof, as transactions by an issuer not involving any public offering, Regulation S of the Securities Act, or in reliance upon the exemption from registration provided by Rule 701 promulgated under the Securities Act. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us and our operations.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1997, 1998, and 1999 and the balance sheet data at December 31, 1998 and 1999 are derived from audited financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1995 and 1996 and the balance sheet data at December 31, 1995, 1996 and 1997 are derived from audited financial statements not included in this Form 10-K.

                                                               YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------
                                                  1995       1996       1997       1998        1999
                                                --------   --------   --------   --------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues......................................  $66,964    $283,450   $434,086   $619,220   $1,061,774
Operating expenses:
  Cost of services............................   50,300     244,153    374,504    523,621      925,206
  Selling, general and administrative.........   13,356      41,804     48,906     66,140      160,067
  Depreciation and amortization...............      952       2,343      5,650     15,054       44,236
  Loss on impairment of goodwill..............       --          --         --      2,604           --
  Merger expense..............................       --          --        286      1,026        1,878
                                                -------    --------   --------   --------   ----------
  Total operating expenses....................   64,608     288,300    429,346    608,445    1,131,387
                                                -------    --------   --------   --------   ----------
  Income (loss) from operations...............    2,356      (4,850)     4,740     10,775      (69,613)
Other income (expenses):
  Interest income.............................       65         138        464      4,469        2,192
  Interest expense............................     (214)     (1,270)    (2,617)    (3,386)      (9,895)
  Legal settlements and expenses..............       --        (100)    (1,653)        --           --
  Other.......................................      (97)        186        208       (304)       1,373
                                                -------    --------   --------   --------   ----------
  Income (loss) before provision for income
    taxes.....................................    2,110      (5,896)     1,142     11,554      (75,943)
Provision (benefit) for income taxes..........       66         577      2,905      9,923      (12,096)
                                                -------    --------   --------   --------   ----------
Net income (loss).............................  $ 2,044    $ (6,473)  $ (1,763)  $  1,631   $  (63,847)
                                                =======    ========   ========   ========   ==========
Pro forma net income (loss) (unaudited)(1)....  $   478    $ (7,416)  $ (1,958)
                                                =======    ========   ========
Income (loss) per common share(2)
  Basic and Diluted...........................  $  0.10    $  (0.27)  $  (0.06)  $   0.04   $    (1.12)
                                                =======    ========   ========   ========   ==========

Pro forma income (loss) per common share
  (unaudited)(2)
  Basic and Diluted...........................  $  0.02    $  (0.31)  $  (0.06)
                                                =======    ========   ========
Weighted average number of common shares
  outstanding--basic(2)
  Basic.......................................   19,916      24,076     31,101     40,833       57,036
  Diluted.....................................   19,916      24,076     31,101     42,434       57,036

                                                              AS OF DECEMBER 31,
                                             -----------------------------------------------------
                                               1995       1996       1997       1998       1999
                                             --------   --------   --------   --------   ---------
                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)..................  $(1,065)   $(10,913)  $  4,692   $ 46,698   $(197,921)
Total assets...............................   37,169      76,250    130,382    374,651     807,754
Total long-term liabilities, net of current
  portion..................................    2,980       8,834     14,800     33,048      96,693
Accumulated deficit........................   (6,294)    (12,077)   (13,737)   (12,106)    (75,953)
Stockholders' equity.......................    6,614       9,986     40,615    195,591     278,054

                                                          YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------------
                                           1995       1996        1997         1998         1999
                                         --------   --------   ----------   ----------   ----------
                                                (IN THOUSANDS, EXCEPT RATE PER MINUTE DATA)
OTHER CONSOLIDATED FINANCIAL AND
  OPERATING DATA:
Capital expenditures(3)................  $ 2,922    $ 14,810   $   26,584   $  147,236   $  150,588
North American wholesale billed minutes
  of use(4)............................   38,106     479,681    1,034,187    1,657,523    2,129,296
North American wholesale revenue per
  billed minute of use(5)..............  $0.4102    $ 0.4288   $   0.3612   $   0.3145   $   0.2084

------------------------

(1) The pro forma net income or loss per share assumes that we and CEO, which we acquired in a pooling of interests transaction on November 30, 1997, were C-corporations for all periods presented.

(2) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted income (loss) per common share and pro forma basic and diluted income (loss) per common share.

(3) Includes assets financed with capital leases, notes and vendor financing arrangements. See Note 2 of Notes to Consolidated Financial Statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, EACH OF WHICH IS INCLUDED ELSEWHERE IN THIS FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, AS DEFINED IN SECTION 27A OF THE SECURITIES ACT AND
SECTION 21E OF THE EXCHANGE ACT, THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO THOSE DISCUSSED IN "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

OVERVIEW

    We are a multinational telecommunications services company focused primarily on the international long distance market. We offer highly reliable, low-cost switched voice services on a wholesale basis, primarily to U.S.-based long distance carriers. We provide international long distance service to approximately 200 countries through our flexible network comprised of various foreign termination relationships, international gateway switches, leased and owned transmission facilities and resale arrangements with other long distance providers.

    We installed our first international gateway switch in Los Angeles in June 1995 and initially recognized wholesale revenues through this switch in August 1995. A significant portion of our revenues in 1995 were generated by the commercial operations of CEO and UDN.

    REVENUES. Prior to 1999, the majority of our revenues were generated by the sale of international long distance services on a wholesale basis to other carriers, primarily domestic, long distance providers. Due to the acquisition of PT-1 on February 4, 1999, our mix of wholesale and commercial traffic in 1999 reached approximately 50% wholesale and 50% commercial. We record revenues from the sale of long distance services at the time of customer usage. Our agreements with our wholesale customers are short-term in duration and the rates charged to customers are subject to change from time to time, generally with five days notice to the customer. Our commercial business segments are a mix of traditional "picked" retail and commercial customers, accompanied by a significant presence in the debit card and "dial around" business primarily as a result of the PT-1 acquisition. Additionally, revenues in 1999 include broadband sales.

    Historically, we have increased total revenues from quarter to quarter, often times by a significant percentage. Our total revenues increased 71.5% to $1,061.8 million in 1999 over revenues of $619.2 million for 1998. Our North American wholesale minutes of use have also greatly increased from quarter to quarter, generally by amounts that exceed the relative increases in revenues. In the year ended December 31, 1999, North American wholesale revenues decreased by 12.1% over revenues for 1998. Over the same period to period comparison, North American minutes of wholesale use increased by 28.5%. The decline in North American wholesale revenues was offset by an increase in commercial revenues resulting from the acquisition of PT-1. There are a variety of reasons for the growth in our call volume, including the growth of our North American customer base, increased usage by existing North American customers, and increased capacity over our telecommunications network, with the addition of a number of switches and growth in available fiber optic lines.

    The growth in North American wholesale minutes has been accompanied by a corresponding decline in North American rates per minute. For example, for the year ended December 31, 1999, such rates declined by 32.3% from North American wholesale rates per minute in 1998. The decline in North American wholesale rates can be attributed to a number of factors, including a changing country mix that includes a growing number of minutes routed by us to lower rate per minute countries such as Mexico, Germany and the United Kingdom and, as the wholesale international long distance market continues to mature and evolve, a general downward trend in rates on competitive routes. Our pricing for wholesale minutes varies materially from customer to customer and is generally based on the time of day, the day of the week and the destination of the call. While we continue to route traffic to certain destinations at attractive rates, market conditions have forced us to reduce our overall wholesale rate per minute.

    Accordingly, we believe that the growth in our revenues has been fueled almost entirely by our ability to diversify our business into the commercial market. The general erosion in the rates per minute for North American wholesale traffic has partially offset the contribution to the increase of revenues made by such increased volume of North American commercial minutes. Through our acquisition of PT-1, we continued a high level of revenue growth in 1999. Although commercial rate per minute erosion is not as rapid as in the wholesale marketplace, management recognizes that similar rate per minute erosion could impact our ability to maintain our historic revenue growth rates. In addition, on March 29, 2000 we entered into a Letter of Intent to sell all of the assets of our prepaid calling card and dial around business operated by PT-1.

    We completed our acquisition of T-One in March 1998. Revenues from T-One's operations for the periods set forth below were not material to our overall results of operations during such periods. We completed our acquisition of PT-1 on February 4, 1999. Revenues for PT-1 are not included for periods previous to this date, as the acquisition was accounted for as a purchase.

    COSTS OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION). We have pursued a strategy of attracting customers and building calling volume and revenue by offering favorable rates compared to other long distance providers. We continue our plan to lower cost of services (exclusive of depreciation and amortization) by (1) expanding our owned network facilities, (2) continuing to utilize our sophisticated information systems to route calls over the most cost-effective routes and (3) leveraging our traffic volumes and information systems to negotiate lower variable usage-based costs with domestic and foreign providers of transmission capacity.

    Costs of services (exclusive of depreciation and amortization) include those costs associated with the transmission and termination of domestic and international long distance services, as well as costs relating to broadband sales. Currently, a majority of the transmission capacity we use is obtained on a variable, per minute basis. As a result, some of our current costs of services (exclusive of depreciation and amortization) are variable. Our contracts with our vendors provide that rates may fluctuate, with rate change notice periods varying from five days to one year, with certain of our longer term arrangements requiring us to meet minimum usage commitments in order to avoid penalties. Such variability and the short-term nature of many of the contracts subject us to the possibility of unanticipated cost increases and the loss of cost-effective routing alternatives. Each quarter management reviews the network cost of services accrual and adjusts the balance for resolved items. Costs of services (exclusive of depreciation and amortization) also include fixed costs associated with the leasing of network facilities.

    We began providing international long distance services to commercial customers in certain European countries, including Germany in 1998. We began providing long distance service to commercial markets in the U.S. with the acquisition of CEO in November 1997. We continued our commercial expansion efforts through the acquisition of PT-1 in 1999. We believe that traffic from commercial customers will be more profitable than wholesale traffic. We expect that an expansion into this market will increase the risk of bad debt exposure and lead to higher overhead costs.

    Prices in the international long distance market have declined in recent years and, as competition continues to increase, we believe that prices are likely to continue to decline. Additionally, we believe that the increasing trend of deregulation of international long distance telecommunications will result in greater competition, which could adversely affect our revenue per minute. We believe, however, that the effect of such decreases in prices will be offset by increased calling volumes and decreased costs.

    OTHER OPERATING EXPENSES. Selling, general and administrative expenses consist primarily of personnel costs, advertising, tradeshow and travel expenses, commissions and consulting fees, as well as bad debt expense. These expenses have been increasing over the past year, which is consistent with our recent growth, accelerated expansion into Europe and investment in systems and facilities. We expect this trend to continue, and to include, among other things, a significant increase in depreciation and amortization. Management believes that additional selling, general and administrative expenses will be necessary to support the expansion of our network facilities, our sales and marketing efforts and our expansion into commercial markets.

    FOREIGN EXCHANGE. Our revenues and cost of long distance services are sensitive to foreign currency fluctuations. We expect that an increasing portion of our revenues and expenses will be denominated in currencies other than U.S. dollars, and changes in exchange rates may have a significant effect on our results of operations. See "Quantitative and Qualitative Disclosures About Market Risk."

    FACTORS AFFECTING FUTURE OPERATING RESULTS. Our quarterly operating results are difficult to forecast with any degree of accuracy because a number of factors subject these results to significant fluctuations. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

    Our revenues, costs and expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors. Our revenues in any given period can vary due to factors such as (1) call volume fluctuations, particularly in regions with relatively high per-minute rates, (2) the addition or loss of major customers, whether through competition, merger, consolidation or otherwise, (3) the loss of economically beneficial routing options for the termination of our traffic,

(4) financial difficulties of major customers, (5) pricing pressure resulting from increased competition, and (6) technical difficulties with or failures of portions of our network that impact our ability to provide service to or bill our customers. Our operating expenses in any given period can vary due to factors such as (1) fluctuations in rates charged by carriers to terminate our traffic, (2) increases in bad debt expense and reserves, (3) the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities, (4) changes in our sales incentive plans, and (5) costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel. In addition, our operating results can vary due to factors such as (1) changes in routing due to variations in the quality of vendor transmission capability, (2) loss of favorable routing options, (3) the amount of, and the accounting policy for, return traffic under operating agreements, (4) actions by domestic or foreign regulatory entities, (5) the level, timing and pace of our expansion in international and commercial markets, and (6) general domestic and international economic and political conditions. Further, a substantial portion of transmission capacity we use is obtained on a variable, per minute and short-term basis, subjecting us to the possibility of unanticipated price increases and service cancellations. Since we do not generally have long term arrangements for the purchase or resale of long distance services, and since rates fluctuate significantly over short periods of time, our operating results are subject to significant fluctuations over short periods of time. Our operating results also may be negatively impacted in the longer term by competitive pricing pressures.

RECENT ACQUISITIONS AND DEVELOPMENTS

    We have recently acquired the following companies and have taken the following actions:

    - PT-1 COMMUNICATIONS, INC. On February 4, 1999, we acquired PT-1, a provider of international and domestic long-distance and local telecommunications services primarily through the marketing of prepaid calling cards. We issued 15,050,000 shares of common stock (valued at $153.6 million) and $19.5 million in cash or short-term promissory notes, made a $2 million payment to a former PT-1 shareholder and incurred estimated merger costs of $10 million for all outstanding shares of PT-1. In connection with the acquisition, we placed, along with PT-1, 500,000 shares of our common stock in escrow for distribution to certain PT-1 distributors for no consideration. We are recognizing the related compensation expense of approximately $2.8 million over a four year vesting period. We also issued 179,973 options for outstanding PT-1 options at an exercise price of $0.01 per share, of which 50% vested on the date of the merger, and the remaining 50% vested on October 15, 1999. On March 29, 2000, we entered into a Letter of Intent with PT-1 Acquiror for the sale of all of the assets of PT-1. Pursuant to the terms of the Letter of Intent, PT-1 Acquiror will pay $150 million in cash for the assets, less certain liabilities, and subject to adjustment based on the results of a final audit to be conducted after the close of the PT-1 Sale. We will record a loss on this transaction of approximately $100 million upon closing which is expected to occur during the second quarter of fiscal 2000.

    - UNITED DIGITAL NETWORK, INC. On March 24, 1999, we completed the acquisition of UDN for approximately 1,005,000 shares of our common stock in a transaction accounted for as a pooling of interests. All financial data presented has been restated to include the results of operations, financial position and cash flows of UDN.

    - MERGER WITH WORLD ACCESS, INC. On February 14, 2000, we entered into the Merger Agreement with World Access pursuant to which all of our outstanding capital stock will be exchanged for World Access Common Stock. The expected Merger with World Access complements our existing wholesale and commercial operations. The combined company is expected to increase stockholder value through increased cost savings and synergies. However, there can be no assurances that the Merger will be completed, or if the Merger is completed, that additional cost savings and synergies will be realized in 2000 and beyond. Pursuant to the terms of the Merger Agreement, we are required to sell PT-1. On March 29, 2000, we entered into a Letter of Intent with PT-1 Acquiror for the sale of all of the assets of PT-1, less certain liabilities. While we believe the PT-1 Sale and the World Access

      Merger will be completed, the failure to complete the PT-1 Sale or the completion of the PT-1 Sale for less than $150 million may result in the termination of the Merger Agreement and, consequently, prevent the Merger with World Access.

    - NOTE WITH WORLDCOM. On April 12, 2000 STAR entered into a note agreement with WorldCom which provided for the conversion of $56.0 million of trade payables into a note payable. The note is secured by our customer base, bears interest at 16.0% per annum and is payable at the earlier of the close of the World Access Merger or August 1, 2000.

RESULTS OF OPERATIONS

    The following table sets forth certain selected items in our statements of operations as a percentage of total revenues for the periods indicated:

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1997          1998          1999
                                                              --------      --------      --------
Revenues....................................................   100.0%        100.0%        100.0%
Operating expenses:
  Cost of services..........................................    86.3          84.6          87.1
  Selling, general and administrative expenses..............    11.3          10.7          15.1
  Depreciation and amortization.............................     1.3           2.4           4.2
  Loss on impairment of goodwill............................      --           0.4            --
                                                               -----         -----         -----
    Total operating expenses................................    98.9          98.3         106.6
Income (loss) from operations...............................     1.1           1.7          (6.6)
                                                               -----         -----         -----
Income (loss) before provision for income taxes.............     0.3           1.9          (7.2)
Provision for income taxes..................................     0.7           1.6          (1.1)
                                                               -----         -----         -----
Net income (loss)...........................................    (0.4)%         0.3%         (6.0)%
                                                               =====         =====         =====

YEARS ENDED DECEMBER 31, 1999 AND 1998

    REVENUES: Total revenues increased 71.5% to $1,061.8 million in the twelve months ended December 31, 1999 from $619.2 million in the twelve months ended December 31, 1998. The increase is primarily a result of the continued growth in the North American commercial operations due to the acquisition of PT-1, which contributed revenues from prepaid calling card and dial around programs, and the European operations.

    Revenues from North American wholesale customers decreased 12.1% to $465.8 million in the twelve months ended December 31, 1999 from $529.8 million in the twelve months ended December 31, 1998. North American wholesale revenues for the twelve months ended December 31, 1999 include broadband sales activity. Minutes of use generated by North American wholesale customers increased 28.5% to
2.1 billion minutes of use in the twelve months ended December 31, 1999, as compared to 1.7 billion minutes of use in the comparable period of the year prior. The increase in minutes of use reflects the continued growth in the number of North American wholesale customers to 241 at December 31, 1999, up from 151 customers at December 31, 1998, as well as an increase in usage by existing customers. The decrease in revenue for the twelve months ended December 31, 1999 resulted from a significant decline in rates per minute, as the average North American wholesale rate per minute of use declined approximately 32.3% to $0.21 for the current twelve month period as compared to $0.31 for the twelve month period ended December 31, 1998, reflecting continued lower prices on competitive routes. This decline is also attributable to a change in country mix that includes a larger proportion of lower rate per minute countries such as Mexico, Germany, the United Kingdom, Canada and Japan. The period to period decline in rate per minute was not a significant factor in the relative increase in minutes of use.

    North American commercial revenues increased over 680% to $471.5 million in the twelve months ended December 31, 1999 from $60.2 million in the comparable 1998 period. The growth is due primarily to the consummation of the PT-1 acquisition in the first quarter of 1999 which diversified our revenue base with both prepaid calling card and dial around programs. Minutes of use generated by North American commercial customers increased over 780% to 3.0 billion minutes in the twelve months ended December 31, 1999, as compared to 337.8 million minutes of use in the comparable twelve month period of the prior year. The average North American commercial rate per minute decreased approximately 11.1% to $0.16 per minute in the twelve months ended December 31, 1999 from $0.18 per minute in the twelve months ended December 31, 1998, primarily due to the increase in commercial usage from the prepaid calling card and dial around programs.

    The twelve months ended December 31, 1999 also includes revenues from the European operations which increased over 320% to $124.4 million, as compared to $29.2 million in the comparable twelve month period of 1998. We had twelve switches throughout Europe at December 31, 1999, as compared to five switches at December 31, 1998. Management believes that the prospects for growth in Europe remain strong as STAR Telecommunications Deutschland GmbH is fully utilizing its interconnect with Deutsche Telekom AG, as well as with other European PTTs. In addition, management expects continued growth in European revenues as we further expand into Austria and Switzerland.

    COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION): Total cost of services (exclusive of depreciation and amortization) increased 76.7% to $925.2 million in the twelve months ended December 31, 1999 from $523.6 million in the twelve months ended December 31, 1998 and increased as a percentage of revenues for the same periods to 87.1% from 84.6%.

    Cost of services (exclusive of depreciation and amortization) from North American vendors increased 66.5% to $817.0 million in the twelve months ended December 31, 1999 from $490.7 million in the comparable 1998 period and increased as a percentage of North American revenues to 87.2% from 83.2%, respectively. Cost of services (exclusive of depreciation and amortization) includes costs relating to broadband sales during the twelve months ended December 31, 1999. The growth in cost of services (exclusive of depreciation and amortization) reflects the increase in minutes of use from the commercial usage generated from prepaid calling card and dial around programs offset by an overall declining average cost per minute. The average cost per minute declined as a result of competitive pricing pressures, a larger proportion of lower cost per minute countries, as well as an increasing proportion of traffic routed over our proprietary network. Management believes that the average cost per minute will continue to decline as we expand our domestic and international network. Cost of services (exclusive of depreciation and amortization) for the twelve months ended December 31, 1999, were negatively impacted as a result of delays in delivery for domestic network capacity which resulted in redundant leased line costs. The majority of this capacity was delivered and accepted in the fourth quarter of 1999.

    The twelve months ended December 31, 1999 also includes cost of services (exclusive of depreciation and amortization) of $108.2 million generated from the European operations, as compared to $33.0 million in the comparable twelve months ended December 31, 1998. The increase in cost of services (exclusive of depreciation and amortization) from the European operations was attributable to increased usage and increased private line costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: For the twelve months ended December 31, 1999, total selling, general and administrative expenses, exclusive of merger expenses of $1.9 million, increased over 142% to $160.1 million from $66.1 million in the twelve months ended December 31, 1998 and increased as a percentage of revenues to 15.1% from 10.7% over the comparable 1998 period. The increase is primarily a result of continued growth in our North American commercial and European operations.

    North American selling, general and administrative expenses increased by 128% to $126.2 million in the twelve months ended December 31, 1999 from $55.0 million in the comparable 1998 period. North American selling, general and administrative expenses increased as a percentage of North American revenues to 13.5% from 9.3%, respectively. The increase is primarily a result of PT-1 operating expenses subsequent to the acquisition, which include payroll, advertising, bad debt and other related expenses in connection with the expansion of the prepaid calling card and dial around programs. In addition, the increase is attributable to the sales force expansion and additional back office support personnel for ALLSTAR in the first and second quarters of 1999. The provision for bad debt expense increased for the twelve month period ending December 31, 1999 as compared to the twelve month period ending December 31, 1998 due, in part, to a reserve for a commercial customer of ALLSTAR in the second quarter of 1999 as well as increased bad debt reserves related to the North American wholesale and commercial segments.

    Selling, general and administrative expenses related to our European operations increased over 205% to $33.9 million in the twelve months ended December 31, 1999, from approximately $11.1 million in the comparable 1998 period. The increase reflects our commitment to continue expansion efforts in Europe by adding personnel to become a carrier in additional European countries and to expand our commercial sales force and back office support personnel in Germany.

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense increased by 193.8% to $44.2 million for the twelve months ended December 31, 1999 from $15.1 million for the comparable 1998 period, and increased as a percentage of revenues to 4.2% from 2.4% over the comparable period in the prior year. The increase is primarily due to approximately $9.3 million of goodwill amortization expense resulting from the PT-1 acquisition. In addition, depreciation expense increased due to significant asset additions in Europe and the inclusion of the depreciation expense for PT-1 assets. Depreciation expense also increased as a result of our investment in domestic broadband capacity during 1999. Depreciation and amortization attributable to North American assets amounted to approximately $32.9 million. European operations realized total depreciation and amortization of approximately $11.3 million. We expect depreciation and amortization expense to continue to increase as a percentage of revenues as we continue to expand our global telecommunications network.

    INCOME (LOSS) FROM OPERATIONS: For the twelve months ended December 31, 1999, loss from operations was $69.6 million as compared to income from operations of $10.8 million in the comparable 1998 period. Operating margin in the twelve months ended December 31, 1999 was a negative 6.6% as compared to a positive 1.7% in 1998. Operating margin decreased in the twelve months ended December 31, 1999 due primarily to rate compression in the wholesale market, goodwill amortization, an accrued rate dispute related to European operations in the second quarter of 1999, and additional bad debt reserves in the second quarter of 1999, as well as increased payroll, commission, and operating expenses attributable to our expansion of our commercial programs. The decrease in operating margin was partially offset by profit realization of $9.5 million from broadband sales in the third and fourth quarters of 1999. In addition, our completion of two significant acquisitions in 1999 and approximately $1.9 million in merger expense contributed to the decline in operating margin in the twelve months ended December 31, 1999.

    OTHER INCOME (EXPENSE): We reported other expense, net, of $6.3 million for the twelve months ended December 31, 1999 as compared to other income, net, of approximately $779,000 for the comparable 1998 period. This increase is primarily due to an increase in interest expense to $9.9 million during the twelve months of 1999 from $3.4 million in the comparable period in 1998 due to interest incurred on borrowings from our line of credit and additional capital lease obligations for switches.

    During the twelve months ended December 31, 1998, we earned a substantial amount of interest on the proceeds from our May 1998 secondary equity offering. Therefore, interest income decreased to $2.2 million from $4.5 million for the periods ended December 31, 1999 and 1998, respectively.

    In addition, other income of $1.4 million reflects a $9.2 million gain from the sale of investments during the twelve month period ended December 31, 1999, which was partially offset by $7.8 million in other expense. Of the $7.8 million in other expense, $3.5 million related to the recognition of foreign currency translation losses and $2.9 million related to the amendment and termination of our credit facility with Foothill Capital Corporation.

    PROVISION (BENEFIT) FOR INCOME TAXES: We recorded a tax benefit of $12.0 million in the twelve months ended December 31, 1999 due to operating losses. The provision for income taxes for the twelve months ended December 31, 1998 was $9.9 million.

YEARS ENDED DECEMBER 31, 1998 AND 1997

    REVENUES: Total revenues increased 42.6% to $619.2 million in 1998 from $434.1 million in 1997 primarily as a result of the continued growth in North American wholesale operations, as described below.

    Revenues from North American wholesale customers increased 40.9% to $529.8 million in 1998 from $376.0 million in 1997. Minutes of use generated by North American wholesale customers increased 60.3% to 1.7 billion minutes of use (including wholesale billed minutes of use to UDN) in 1998, as compared to

1 billion minutes of use (including wholesale billed minutes of use to UDN) in 1997. The increase in revenues and minutes of use reflects the growth in the number of North American wholesale customers from 105 in 1997 to 151 at the end of 1998, as well as an increase in usage by existing customers, primarily resulting from our expanding transmission capacity. The increase in revenues was partially offset by a decline in rates per minute, as the average North American wholesale rate per minute of use declined from $0.36 per minute in 1997 to $0.31 per minute in 1998, reflecting continued lower prices on competitive routes. The decline in rates per minute is also attributable to the change in country mix to include a larger proportion of lower rate per minute countries such as Mexico, Germany and the United Kingdom. The period to period decline in rates per minute was not a significant factor in the relative increase in minutes of use.

    North American commercial revenues increased 3.6% to $60.2 million in 1998 from $58.1 million in 1997 reflecting the continued success of new international rate plans that target ethnic markets for Latin America and the Pacific Rim. The average North American commercial rate per minute of use decreased from $0.26 per minute in 1997 to $0.18 per minute in 1998, reflecting the continued pricing pressures in the international market. Commercial minutes and average rates per minute do not include any revenue or minutes attributable to UDN, which amounts were negligible in 1998 and 1997.

    In 1998, revenues generated from European operations totaled $29.2 million. Management believes that the prospects for growth in Germany remain strong as Star Telecommunications Deutschland GmbH is fully utilizing its interconnect with Deutsche Telekom, AG as well as other European PTTs, to lower our cost of services and to grow our European commercial customer base.

    COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION): Total cost of services (exclusive of depreciation and amortization) increased 39.8% to $523.6 million in 1998 from $374.5 million in 1997 and decreased as a percentage of total revenues for the same periods to 84.6% from 86.3%.

    Cost of services (exclusive of depreciation and amortization) from North American wholesale vendors increased 35.1% to $453.2 million in 1998 from $335.5 million in 1997 and decreased as a percentage of North American wholesale revenues for the same periods to 85.5% from 89.2%. North American commercial cost of services (exclusive of depreciation and amortization) decreased 4.1% to $37.4 million in 1998 from $39.0 million in 1997 and decreased as a percentage of North American commercial revenues for the same periods to 62.1% from 67.1%. The year ended 1998 also includes cost of services (exclusive of depreciation and amortization) of $33.0 million generated from our European operations. The growth in cost of services (exclusive of depreciation and amortization) reflects the increase in minutes of use as well as an increase in leased private line cost offset by an overall declining average cost per minute. The average cost per minute declined as a result of changes in country mix to include a larger proportion of lower cost per minute countries, competitive pricing pressures as well as an increasing proportion of traffic routed over our proprietary network. We currently have routes to 51 countries on our global network, up from 24 countries in 1997. Management believes that countries will continue to be added to our global network thereby contributing to an overall decline in cost per minute.

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

    North American commercial selling, general and administrative expense increased 2.8% to $22.4 million in 1998 from $21.8 million in 1997 and remained flat as a percentage of revenues between the two periods. We expect North American commercial selling, general and administrative costs to increase as a percentage of revenues as additions to the sales force are hired to expand our North American commercial customer base.

    Selling, general and administrative expenses related to the European operations amounted to $11.1 million in 1998 and $1.4 million in 1997 reflecting the start up of new business efforts in Europe. We expect overall selling, general and administrative expenses to continue to grow as a percentage of revenues as we add personnel to staff our German operations and to initiate carrier operations in additional European countries.

    DEPRECIATION AND AMORTIZATION: In 1998, depreciation expense attributable to North American assets amounted to $11.1 million and European operations realized total depreciation of $4.0 million. In 1998, total depreciation increased as a percentage of revenues to 2.4% from 1.3% for 1997. Depreciation expense increased as a result of our continuing expansion of our proprietary international network, which includes purchases of switches, submarine cable and leasehold improvements associated with switch sites. We expect depreciation expense to continue to increase as a percentage of revenues as we continue to expand our global telecommunications network. As of July 1, 1998, we revised the remaining lives of certain operating equipment from five to ten years. This charge reduced depreciation expenses and increased income before income taxes by approximately $2.0 million.

    INCOME FROM OPERATIONS: Income from operations increased 127.3% to $10.8 million during 1998 from $4.7 million in 1997. Operating margin increased to 1.7% from 1.1%, respectively. Operating margin is expected to expand as we continue to diversify our revenue base and as traffic is migrated from leased facilities onto our owned network. Offsetting the declining cost of services on a per minute basis were the startup costs of launching operations in Europe and the expansion of the North American based commercial operations.

    OTHER INCOME (EXPENSE): Other income (expense), net, increased to approximately $779,000 in 1998 from a net expense of $3.6 million in 1997. Interest income grew to $4.5 million in 1998 from $464,000 in 1997 as a result of interest earned on investing proceeds from our secondary equity offering in May 1998. Interest expense increased to $3.4 million in 1998 from $2.6 million in 1997 in response to the additional capital leases for the financing of new switches.

    PROVISION FOR INCOME TAXES:

    The provision for income taxes increased to $9.9 million in 1998 from $2.9 million in 1997 primarily due to the increase in our profitability.

LIQUIDITY AND CAPITAL RESOURCES.

    We have incurred significant operating and net losses over the past twelve months. Several factors contributed to this situation. We experienced significant pricing pressures in the wholesale market, with deteriorating wholesale gross margins during the last twelve months. We continue to deploy new international direct circuits in an effort to increase the number of on-net countries which historically have provided higher wholesale margins. Wholesale gross margins were further affected by delayed delivery of North American fiber routes by one of our major vendors which significantly increased the cost of our leased lines. Completion of our domestic broadband network is expected to provide margin improvement in the first quarter of 2000, though there can be no assurances in that regard.

    As of December 31, 1999, we had cash and cash equivalents of approximately $25.6 million, short-term investments of $1.5 million, and a working capital deficit of $197.9 million.

    Net cash provided by operating activities was $40.1 million for the twelve months ended December 31, 1999 as compared to net cash used of $12.4 million for the comparable 1998 period. This increase is due primarily to increases in accounts payable and accrued expenses offset by increases in accounts and notes receivable. The increase in accounts and notes receivable was due to general increases in volume and extended payment terms for certain customers.

    Our investing activities used cash of $58.3 million during the twelve months ended December 31, 1999 as compared to $101.0 million for the comparable 1998 period. This use of cash was the result of our continued investment in capital expenditures. Capital expenditures for the twelve months ended December 31, 1999 related primarily to the continued development of our network which included switch expansion, and the replacement of leased line facilities with IRU's and ownership interests on both domestic and international cable systems. On September 29, 1999, Star Telecommunications Deutschland GmbH entered into an agreement with Deutsche Leasing AG to finance new and pre-existing equipment through a capital lease-financing arrangement. Under the terms of the agreement, they had the option to finance equipment up to 80DM million or roughly $45 million. Cash generated from this arrangement was used primarily to finance pre-existing equipment resulting in a net decrease in capital expenditures as presented in the Consolidated Statement of Cash Flows. This use of cash was partially offset by the sale of substantially all of our investment in a Competitive Local Exchange Carrier ("CLEC") in 1999.

    Cash used by financing activities for the twelve months ended December 31, 1999, totaled $1.0 million as compared to cash provided by financing activities of $158.5 million for the comparable 1998 period. This reflects additional borrowings under our line of credit offset by repayments of the line of credit, long-term debt and capital lease obligation payments. The variance from 1999 to 1998 relates primarily to our secondary offering which generated approximately $144.7 million in cash for us in 1998. Our indebtedness at December 31, 1999 was approximately $156.4 million, of which $112.9 million represented long-term debt and $43.5 million represented short-term debt. Our debt is currently a combination of capital lease obligations, vendor financing for operating equipment and amounts due under our existing credit facility.

    On June 9, 1999, we entered into a $100 million two-year credit facility agreement with Foothill Capital Corporation ("Foothill"). We failed to meet the EBITDA and tangible net worth covenants in accordance with the agreement for the period ended June 30, 1999. On October 15, 1999, we received an amendment from the lender group which included resetting the financial covenants in accordance with our updated financial forecast. Interest rates were adjusted to 2.75% over the prime rate of interest for the revolving line of credit and 8.0% over the prime rate for the term note. The interest rate on the term note increased 1.0% per month for the remainder of the term. We also agreed to the reduction of eligible borrowings on the revolving portion of the line of credit to $30 million from $75 million as well as the payment of a supplemental agency fee of $500,000. The expiration date of the $25 million term loan was also modified to January 31, 2000

    On November 30, 1999, we entered into a two year receivables financing agreement with RFC Capital Corporation ("RFC"). This facility allows us to borrow up to $75 million based upon our eligible accounts receivable, and replaced our facility with Foothill. The facility bears interest at the rate of prime plus 2.75% and expires on November 30, 2001. The facility was funded on December 23, 1999, allowing us to avoid $1 million in supplemental term loan fees from Foothill. Additionally, the RFC facility provides the flexibility to borrow against foreign receivables which would allow us to significantly increase our eligible receivables available for borrowings. As of December 31, 1999, we had $43.5 million outstanding and were in compliance with all covenants.

    On April 12, 2000, we signed a promissory note with WorldCom for $56.0 million dollars. This balance represents the total amount due to WorldCom for termination and leased line services provided to us through December 31, 1999. The note, secured by our customer base, bears interest at a rate of 16.0% per annum and does not require that any payment be made by us until the earlier of the close of World Access Merger or August 1, 2000.

    On February 11, 2000, we entered into the Merger Agreement with World Access. The agreement calls for World Access to infuse cash in the form of bridge loan of up to $35 million with $25 million to go to our U.S. operations and $10 million to go to STAR Germany. Our anticipated financing arrangements with World Access will provide for predetermined initial advances with additional advances to be made solely in World Access' discretion.

    We believe that the PT-1 Sale and the Merger with World Access will be completed as scheduled and that the WorldCom note payable will be satisfied at maturity. We believe that our operating cash flow, World Access line of credit availability and the proceeds from the PT-1 Sale will be adequate to meet our operating requirements for at least fiscal 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    FOREIGN CURRENCY RISK. As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Our foreign currency exposures may change over time as the level of activity in foreign markets grows which could have a material adverse impact upon our financial results.

    Certain of our assets, including certain bank accounts and accounts receivable, exist in non dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non dollar-denominated currencies are principally Deutschmarks and British Pounds Sterling. Additionally, certain of our current and long-term liabilities are denominated principally in Deutschmarks and British Pounds Sterling, which are also sensitive to foreign currency exchange rate fluctuations.

    We employ hedges in order to mitigate foreign currency exposure and intend to do so in the future, in appropriate circumstances. The success of this activity depends upon the estimation of international cash flow and intercompany balances denominated in various currencies, primarily the Deutschmark. To the extent that these forecasts are over- or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. We had no foreign currency contracts outstanding as of December 31, 1999.

    INTEREST RATE RISK. As of December 31, 1999, we had borrowings under our receivables financing agreement amounting to $43.5 million. The interest rate on the receivables financing line is equal to prime plus 2.75%. At any time, a sharp rise in interest rates could have a material adverse impact upon our cost of working capital and interest expense. We do not currently hedge this interest rate exposure.

    In addition, we had borrowings under long-term debt for capital equipment amounting to $486,000 at December 31, 1999. The interest rate on this long-term debt from our two outstanding obligations is 8.0% and LIBOR plus 6.0%. At any time, a sharp rise in interest rates could have a material adverse impact upon our cost of working capital and interest expense. We do not currently hedge this interest rate exposure.

    The following table presents the hypothetical impact on our financial results for changes in interest rates for the variable rate obligations we held at December 31, 1999. The modeling technique used measures the change in our results arising from selected potential changes in interest rates. Market rate changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS over a twelve month time horizon.

                        INTEREST RATE EXPOSURE ANALYSIS
  INCREASE OR (DECREASE) IN ANNUAL INTEREST EXPENSE DUE TO CHANGES IN INTEREST
                                     RATES
                             (DOLLARS IN THOUSANDS)

DESCRIPTION                                50 BPS    100 BPS    150 BPS    (50) BPS   (100) BPS   (150) BPS
-----------                               --------   --------   --------   --------   ---------   ---------
Line of Credit..........................    $218       $435       $653      $(218)      $(435)      $(653)
Long Term Debt..........................    $  2       $  5       $  7      $  (2)      $  (5)      $  (7)

ITEM 8. FINANCIAL STATEMENTS.

    See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Our officers and directors who served as officers and directors in 1999 and their ages as of March 6, 2000 are set forth in the table below. Mark Gershein and Arunas A. Chesonis have since resigned from their positions as directors and their seats on the Board are currently vacant. James E. Kolsrud has since resigned from his position as Executive Vice President--Operations and Engineering and his position is currently vacant.

NAME                                          AGE      POSITION
----                                        --------   --------
Christopher E. Edgecomb(1)................     41      Chief Executive Officer, Chairman of the
                                                         Board and Director
Mary A. Casey(1)(2).......................     37      President, Secretary and Director
David Vaun Crumly.........................     36      Executive Vice President--Sales and
                                                       Marketing
James E. Kolsrud..........................     55      Executive Vice President--Operations and
                                                         Engineering
Kelly D. Enos.............................     41      Chief Financial Officer, Treasurer and
                                                         Assistant Secretary
Mark Gershien.............................     48      Director
Gordon Hutchins, Jr.(3)...................     50      Director
John R. Snedegar(2)(3)....................     50      Director
Arunas A. Chesonis........................     37      Director
Samer Tawfik..............................     34      Director

------------------------

(1) Member of Non-Executive Stock Option Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

    CHRISTOPHER E. EDGECOMB co-founded us in September 1993. He served as our President until January 1996 and has served as our Chief Executive Officer and Chairman of the Board since January 1996. Mr. Edgecomb has been one of our directors since our inception. Prior to that time, Mr. Edgecomb was a founder and the Executive Vice President of West Coast Telecommunications ("WCT"), a nation-wide long distance carrier, from August 1989 to December 1994. Prior to founding WCT, Mr. Edgecomb was President of Telco Planning, a telecommunications consulting firm, from January 1986 to July 1989. Prior to that time, Mr. Edgecomb held senior level sales and marketing positions with TMC Communications, American Network and Bay Area Teleport.

    MARY A. CASEY has been a director and our Secretary since co-founding us in September 1993, and has served as our President since January 1996. Prior to that time, Ms. Casey was Director of Customer Service at WCT from December 1991 to June 1993, and served as Director of Operator Services at Call America, a long distance telecommunications company, from May 1988 to December 1991.

    DAVID VAUN CRUMLY has served as our Executive Vice President--Sales and Marketing since January 1996. Prior to that time, Mr. Crumly served as a consultant to the Company from November 1995 to January 1996, was Vice President of Carrier Sales of Digital Network, Inc. from June 1995 to November 1995 and was Director of Carrier Sales of WCT from June 1992 to June 1995. Prior to joining WCT, Mr. Crumly served in various sales and marketing capacities with Metromedia, a long-distance company, from September 1990 to June 1992 and with Claydesta, a long-distance company, from May 1987 to September 1989.

    JAMES E. KOLSRUD has served as our Executive Vice President--Operations and Engineering since September 1996 and resigned from such position effective February 15, 2000. Prior to joining us, Mr. Kolsrud was an international telecommunications consultant from March 1995 to September 1996.

Prior to that time, he was a Vice President, Corporate Engineering and Administration of IDB Communications Group, Inc. ("IDB"), an international communications company, from October 1989 to March 1995, and prior to that time, he was President of the International Division of IDB.

    KELLY D. ENOS has served as our Chief Financial Officer since December 1996 and as Treasurer and Assistant Secretary since April 1997. Prior to that time, Ms. Enos was an independent consultant in the merchant banking field from February 1996 to November 1996 and a Vice President of Fortune Financial, a merchant banking firm, from April 1995 to January 1996. Ms. Enos served as a Vice President of Oppenheimer & Co., Inc., an investment bank, from July 1994 to March 1995 and a Vice President of Sutro & Co., an investment bank, from January 1991 to June 1994.

    MARK GERSHIEN has served as one of our directors since March 1998, and resigned as a director effective October 20, 1999. Mr. Gershien has been the Senior Vice President of Sales and Marketing for Level 3 Communications, a telecommunications and information services company, since January 1998. Prior to that time, Mr. Gershien was the Senior Vice President of National Accounts for WorldCom, Inc., an international telecommunications company, and President and Chief Executive Officer of MFS Telecom, a division of MFS Communications, Inc. prior to its merger with WorldCom, Inc.

    GORDON HUTCHINS, JR. has served as one of our directors since January 1996. Mr. Hutchins has been President of GH Associates, a telecommunications consulting firm, since July 1989. Prior to founding GH Associates, Mr. Hutchins served as President and Chief Executive Officer of ICC Telecommunications, a competitive access provider, and held senior management positions with several other companies in the telecommunications industry.

    JOHN R. SNEDEGAR has served as one of our directors since January 1996. Mr. Snedegar has been the Chief Executive Officer of Micro General Corp. since April 1999. He served as Chief Executive Officer of UDN from June 1990 to April 1999. From June 1980 to February 1992, Mr. Snedegar was the President and Chief Executive Officer of AmeriTel Management, Inc., a provider of long distance telecommunications and management services. Mr. Snedegar is also a director for StarBase Corporation, a software development company, Micro General Corporation, a full service communications service provider, and Shopnow.com, an electronic commerce software company. Mr. Snedegar also serves as President of Kendall Venture Funding, Ltd., a reporting company in Alberta, Canada.

    ARUNAS A. CHESONIS has served as one of our directors since May 1998, and resigned as a director effective February 22, 2000. Mr. Chesonis is presently the Chairman and Chief Executive Officer of PaeTec Communications, Inc., a local exchange carrier located in Fairfield, New York. From May 1987 to April 1998, Mr. Chesonis served in various executive positions with ACC Corp. and its subsidiaries, including most recently President of ACC Corp. and President and Chief Operating Officer of ACC Global Corp.

    SAMER TAWFIK has served as one of our directors since February 1999. Mr. Tawfik founded PT-1 in April 1995 and served as Chief Executive Officer of PT-1 until February 3, 1999, at which time Mr. Tawfik assumed the title of President of PT-1 Communications. Mr. Tawfik resigned his position on December 31, 1999. From 1984 to 1994, Mr. Tawfik was principal owner and manager of three amusement companies.

BOARD COMPOSITION

    In accordance with the terms of our Certificate of Incorporation, the terms of office of the Board are divided into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in 2001; Class II, whose term will expire at the annual meeting of stockholders to be held in 2002; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2000. The Class I directors are Gordon Hutchins, Jr. and John R. Snedegar, the Class II directors are Mary A. Casey and Samer Tawfik, and the Class III director is Christopher E. Edgecomb. At each annual meeting of stockholders after the initial classification, the successors to directors whose term will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. This classification of the Board may have the effect of delaying or preventing changes in control or changes in our management.

    Each officer is elected by and serves at the discretion of our Board. Each of our officers and directors, other than nonemployee directors, devotes substantially full time to our affairs. Our nonemployee directors devote such time to our affairs as is necessary to discharge their duties. There are no family relationships among any of our directors and officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act ("Section 16") requires our executive officers, directors and beneficial owners of more than 10% of our common stock (collectively, "Insiders") to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission and to furnish us with copies of all Section 16 forms they file. We became subject to Section 16 in conjunction with the registration of our common stock under the Exchange Act effective June 12, 1997. Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons that no reports on Form 5 were required for those persons, we believe that our Insiders complied with all applicable Section 16 filing requirements during 1999.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following Summary Compensation Table sets forth the compensation earned by our Chief Executive Officer and four other executive officers who earned (or would have earned) salary and bonus in excess of $100,000 for services rendered in all capacities to us and our subsidiaries (the "STAR Named Officers") for each of the fiscal years in the three-year period ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                            COMPENSATION
                                                                            ------------
                                                                             SECURITIES
                                           FISCAL                            UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR     SALARY($)   BONUS($)    OPTIONS(#)    COMPENSATION($)
---------------------------               --------   ---------   --------   ------------   ---------------
Christopher E. Edgecomb ................      1999    305,000      95,000             --            --
  Chief Executive Officer and Chairman        1998    360,000          --             --            --
  of the Board                                1997    360,000          --             --         3,202(1)

                                              1999    292,000      95,000             --        10,413(2)
Mary A. Casey ..........................      1998    240,000          --             --        10,413(2)
  President and Secretary                     1997    217,500          --             --        13,615(2)

David Vaun Crumly ......................      1999    338,901(4)   20,000        137,746         9,000(2)
  Executive Vice President-Sales and          1998    351,005          --          4,200         7,000(2)
  Marketing                                   1997    380,779         253             --         6,202(3)

James E. Kolsrud .......................      1999    237,500      20,000         39,500         9,600(2)
  Executive Vice President-Operations         1998    200,833         354          4,200         9,600(2)
  and Engineering                             1997    177,083       1,014             --         5,528(6)

                                              1999    180,000      20,000         10,000            --
Kelly D. Enos ..........................      1998    160,833         259          4,200            --
  Chief Financial Officer                     1997    150,000       1,014         20,500        25,924(5)

------------------------

(1) Consists of life and health insurance premiums paid by us.

(2) Consists of a car allowance paid by us.

(3) Consists of life and health insurance premiums and a car allowance paid by us.

(4) Includes $218,901 of sales commissions.

(5) Consists of a moving allowance of $22,721 and life and health insurance premiums paid by us.

(6) Consists of health insurance premiums paid by us.

    The following table contains information concerning the stock option grants made to each of the STAR Named Officers named below during the year ended December 31, 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         POTENTIAL REALIZABLE
                                                                                           VALUE OF ASSUMED
                                                                                             ANNUAL RATES
                          NUMBER OF                                                         OF STOCK PRICE
                          SECURITIES   PERCENT OF TOTAL                                    APPRECIATION FOR
                          UNDERLYING   OPTIONS GRANTED                                      OPTION TERM(1)
                           OPTIONS     TO EMPLOYEES IN    EXERCISE PRICE    EXPIRATION   --------------------
NAME                      GRANTED(#)     FISCAL YEAR      PER SHARE($/SH)      DATE       5%($)      10%($)
----                      ----------   ----------------   ---------------   ----------   --------   ---------
                            10,000(2)        0.5%             $13.00           2/8/09     81,756      207,187
                             2,746(3)        0.1%             $16.39          3/24/09     28,305       71,729
David Vaun Crumly ......   125,000(4)        5.8%             $ 8.88          5/28/09    698,073    1,769,054

                            10,000(5)        0.5%             $13.00          1/31/01     81,756      207,187
James E. Kolsrud .......    29,500(5)        1.4%             $ 4.91          1/31/01     91,092      230,846

Kelly D. Enos...........    10,000(2)        0.5%             $13.00          2/08/09     81,756      207,187

------------------------

(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of our securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to the executive officer.

(2) The option becomes exercisable in four equal annual installments on February 8, 2000, 2001, 2002 and 2003.

(3) The option becomes exercisable in four equal annual installments on March 24, 2000, 2001, 2002 and 2003.

(4) The option becomes exercisable in four equal annual installments on May 28, 2000, 2001, 2002 and 2003.

(5) The option is fully vested as of February 11, 2000.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTIONS VALUES

                          SHARES                      NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED IN-THE-MONEY
                        ACQUIRED ON    (#)VALUE       OPTIONS AT FY-END(#)            OPTIONS AT FY-END($)
NAME                     EXERCISE     REALIZED($)   EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
----                    -----------   -----------   -------------------------   ---------------------------------
David Vaun Crumly.....          --            --       65,904/103,376                          $168,514/$0
James E. Kolsrud......          --            --          0/197,450                          $0/$1,028,070
Kelly D. Enos.........          --            --       130,139/58,311                    $426,158/$147,479

No stock appreciation rights were exercised during 1999 nor were any outstanding at the end of that year.

DIRECTOR COMPENSATION

    Our non-employee directors receive $2,000 for each Board meeting attended and $1,000 for each telephonic Board meeting. In addition, each non-employee director is reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board and its committees. In 1999, Messrs. Hutchins, Chesonis and Gershien were each granted stock options to purchase 10,000 shares of our common stock. See "Certain Relationships and Related Transactions--Transactions with Outside Directors."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board (the "Compensation Committee") was formed in May 1996, and, in 1999, the members of the Compensation Committee were Gordon Hutchins, Jr. and John R. Snedegar. Neither of these individuals was at any time during the year ended December 31, 1999, or at any other time, our officer or employee. The Non-Executive Compensation Committee of the Board (the "Non-Executive Compensation Committee") was formed in 1997, and the members are Christopher E. Edgecomb and Mary A. Casey. No member of the Compensation Committee or the Non-Executive Compensation Committee served at any time during the year ended December 31, 1999 as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board, Compensation Committee or Non-Executive Compensation Committee. The Compensation Committee and the Non-Executive Compensation Committee shall collectively be referred to hereafter as the "Compensation Committees." See "Certain Relationships and Related Transactions--Transactions with Outside Directors" for information regarding the interests of Messrs. Snedegar and Hutchins in certain transactions and arrangements involving us.

1997 OMNIBUS STOCK INCENTIVE PLAN

    Our 1997 Omnibus Stock Incentive Plan (as amended, the "Omnibus Plan") was adopted by the Board on January 30, 1997 as the successor to our 1996 Supplemental Option Plan (the "Supplemental Plan"). We have issued and reserved for issuance an aggregate of 4,075,000 shares under the Omnibus Plan, comprised of (i) the 2,050,000 shares that were available for issuance under the Supplemental Plan, plus (ii) an increase of 2,025,000 shares. As of December 31, 1999, 371,074 shares had been issued under the Supplemental and Omnibus Plans, options for approximately 3,648,833 shares were outstanding (594,446 of which were granted under the Supplemental Plan) and options for approximately 55,093 shares remained available for future grant. Outstanding options, including options granted under the Supplemental Plan, which expire or terminate prior to exercise, will be available for future issuance under the Omnibus Plan. In addition, if stock appreciation rights ("SARs") and stock units are settled under the Omnibus Plan, then only the number of shares actually issued in settlement will reduce the number of shares available for future issuance under this plan.

    Under the Omnibus Plan, employees, outside directors and consultants may be awarded options to purchase shares of our common stock, SARs, restricted shares and stock units. Options may be incentive stock options designed to satisfy
Section 422 of the Internal Revenue Code or nonstatutory stock options not designed to meet such requirements. SARs may be awarded in combination with options, restricted shares or stock units, and such an award may provide that the SARs will not be exercisable unless the related options, restricted shares or stock units are forfeited.

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

    The exercise price for options granted under the Omnibus Plan may be paid in cash or in outstanding shares of our common stock. Options may also be exercised on a cashless basis, by a pledge of shares to a broker or by promissory note. The payment for the award of newly issued restricted shares will be made in cash. If an award of SARs, stock units or restricted shares from our treasury is granted, no cash consideration is required.

    The Administrator has the authority to modify, extend or assume outstanding options and SARs or may accept the cancellation of outstanding options and SARs in return for the grant of new options or SARs for the same or a different number of shares and at the same or a different exercise price.

    The Board may determine that an outside director may elect to receive his or her annual retainer payments and meeting fees from us in the form of cash, options, restricted shares, stock units or a combination thereof. The Board will decide how to determine the number and terms of the options, restricted shares or stock units to be granted to outside directors in lieu of annual retainers and meeting fees.

    Upon a change in control, the Administrator may determine that an option or SAR will become fully exercisable as to all shares subject to such option or SAR. A change in control includes a merger or consolidation, certain changes in the composition of the Board and an acquisition of 50% or more of the combined voting power of our outstanding stock. In the event of a merger or other reorganization, outstanding options, SARs, restricted shares and stock units will be subject to the agreement of merger or reorganization, which may provide for the assumption of outstanding awards by the surviving corporation or its parent, their continuation by us (if we are the surviving corporation), accelerated vesting and accelerated expiration, or settlement in cash.

    The Board may amend or terminate the Omnibus Plan at any time. Amendments may be subject to stockholder approval to the extent required by applicable laws. In any event, the Omnibus Plan will terminate on January 22, 2007, unless sooner terminated by the Board.

1996 STOCK INCENTIVE PLAN

    Our 1996 Stock Incentive Plan ("the Plan") was adopted by the Board on January 22, 1996, and amended on March 31, 1996. We have issued and reserved for issuance an aggregate of 1,476,000 shares under the Plan. As of December 31, 1999, 1,165,572 shares had been issued under the Plan, options for 177,790 shares were outstanding and options for 132,638 shares remained available for future grant. Outstanding options which expire or terminate prior to exercise will be available for future issuance under the Plan.

    Under the Plan, employees, outside directors and consultants may be awarded options to purchase shares of our common stock. These options may be incentive stock options designed to satisfy Section 422 of the Internal Revenue Code or nonstatutory stock options not designed to meet such requirements.

    The Plan is administered by the Board or the Compensation Committees (the "Administrator"). The Administrator has the complete discretion to determine which eligible individuals are to receive awards; determine the award type, number of shares subject to an award, vesting requirements and other features and conditions of such awards; interpret the Plan; and make all other decisions relating to the operation of the Plan.

    The exercise price for options granted under the Plan may be paid in cash or, at the discretion of the Administrator, in outstanding shares of our common stock. Options may also be exercised by delivery of an irrevocable direction to a broker to sell shares and deliver all or part of the sales proceeds in payment of the exercise price to us, by the proceeds of a loan secured by the shares or, at the discretion of the Administrator, by full recourse promissory note.

    Upon a change in control, the Board may determine that an option shall become fully exercisable as to all shares subject to such option. A change in control includes an acquisition of more than 50% of our stock outstanding immediately prior to such acquisition, a merger whereby our stockholders, immediately after consummation of such transaction, own equity securities possessing less than 50% of the voting power of the surviving or acquiring corporation and the sale or other disposition of all or substantially all of our assets. In the event that we merge with or into another entity in which our stockholders receive cash in exchange for their shares, the Board may provide that, upon consummation of such merger, all then outstanding options shall automatically be converted into the right to receive cash in an amount equal to the difference, if any, between the price to be received by holders of our common stock for their shares and the respective exercise prices of the outstanding options. If a change in control occurs and the Board does not determine that an option shall become fully exercisable, the exercisability of an option granted under the Plan shall not be affected, except that any options held by an optionee whose employment with us is terminated other than for cause within one year of such change of control shall be deemed fully exercisable as of the date of such termination of employment.

    The Board may amend or terminate the Plan at any time. Any amendment which increases the number of shares which may be issued under the Plan, materially increases the benefits accruing to persons eligible to purchase shares under the Plan or materially modifies the requirements for eligibility under the Plan shall not become effective unless and until approved by our stockholders. The Plan shall expire on January 22, 2006, unless sooner terminated by the Board.

1996 OUTSIDE DIRECTOR NONSTATUTORY STOCK OPTION PLAN

    Our 1996 Outside Director Nonstatutory Stock Option Plan (the "Director Plan") was ratified and approved by the Board as of May 14, 1996. We have issued and reserved for issuance an aggregate of 410,000 shares of our common stock under the Director Plan. As of December 31, 1999, 82,000 shares had been issued under the Director Plan, options for 71,500 shares were outstanding and options for 256,500 shares remained available for future grant. If an outstanding option expires or terminates unexercised, then the shares subject to such option will again be available for issuance under the Director Plan.

    Under the Director Plan, our outside directors may receive nonstatutory options to purchase shares of our common stock. The Director Plan is administered by the Board or the Compensation Committee (the "Administrator"). The Administrator has the discretion to determine which eligible individuals will receive options, the number of shares subject to each option, vesting requirements and any other terms and conditions of such options.

    The exercise price for options granted under the Director Plan will be at least 85% of the fair market value of our common stock on the option grant date, shall be 110% of the fair market value of our common stock on the option grant date if the option is granted to a holder of more than 10% of our common stock outstanding and may be paid in cash, check or shares of our common stock. The exercise price may also be paid by cashless exercise or pledge of shares to a broker.

    The Administrator may modify, extend or renew outstanding options or accept the surrender of such options in exchange for the grant of new options, subject to the consent of the affected optionee.

    Upon a change in control, the Board may accelerate the exercisability of outstanding options and provide an exercise period during which such accelerated options may be exercised. The Board also has the discretion to terminate any outstanding options that had been accelerated and had not been exercised during such exercise period. In the event that we merge into another corporation in which holders of our common stock receive cash for their shares, the Board may settle the option with a cash payment equal to the difference between the exercise price and the amount paid to holders of our common stock pursuant to the merger.

    The Board may amend or terminate the Director Plan at any time. In any event, the Director Plan will terminate on May 14, 2006, unless sooner terminated by the Board.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

    We have an employment agreement with Mary A. Casey, pursuant to which Ms. Casey holds the position of President, is paid an annual salary of $20,000 per month, subject to adjustment to reflect increases in the Consumer Price Index, was entitled to purchase 1,677,273 shares of our common stock, and is eligible to receive a bonus, as determined by the Chief Executive Officer and the Board. The agreement provides that if Ms. Casey's employment is terminated without cause, she will continue to receive the compensation provided in the agreement until its expiration on December 31, 2000, less any amounts she earns from other employment. Under the agreement and the other employment agreements discussed below, cause is defined as a material act of dishonesty, fraud or misrepresentation or any act of moral turpitude, the default in the performance of the person's duties or if the person fails to execute the specific instructions of the Board or management and does not correct the failure after receiving notice from us.

    In January 1996, we entered into an employment agreement with David Vaun Crumly pursuant to which Mr. Crumly became Executive Vice President--Sales and Marketing. The agreement provides for an annual salary of $10,000 per month with an annual increase, plus incentive bonuses tied to our gross revenues. The agreement also provides for a commission on certain of our accounts and an option to purchase 369,000 shares of our common stock at an exercise price of $0.73 per share. In addition, in the event of a Sale Transaction, Mr. Crumly will receive a bonus payment equal to the lesser of $1,500,000 or a percentage of the monthly gross sales of accounts relating to customers introduced to us by Mr. Crumly. If his employment is terminated in certain circumstances, without cause, within four months after a Sale Transaction (as defined below), Mr. Crumly is entitled to receive the compensation provided in this agreement, minus any compensation earned by other employment, until the expiration of the agreement on December 31, 2000. A Sale Transaction is an acquisition of more than 75% of our voting securities, pursuant to a tender offer or exchange offer approved in advance by the Board.

    In December 1996, we entered into an employment agreement with Kelly D. Enos, pursuant to which Ms. Enos became Chief Financial Officer. The agreement provides for an annual salary of $150,000 (which has been increased to $180,000) and an option to purchase 153,750 shares of our common stock at an exercise price of $4.00 per share. The agreement also provides that Ms. Enos will receive a severance payment equal to the compensation which she would have received under the remaining term of the agreement, or December 31, 2000, if terminated without cause. The amounts Ms. Enos earns by virtue of other employment will reduce the amounts she receives under the agreement prior to the expiration of the term.

    In September 1996, we entered into an employment agreement with James Kolsrud, pursuant to which Mr. Kolsrud became Executive Vice President--Operations and Engineering. The agreement provides for a monthly salary of $20,000. The agreement also provides for Mr. Kolsrud to receive a severance payment equal to the compensation which he would have received under the remaining term of the agreement, or December 31, 2000, if terminated without cause. The amounts Mr. Kolsrud earns by virtue of other employment will reduce the amounts he receives under the agreement prior to the expiration of the term. We accepted Mr. Kolsrud's resignation from his position as Executive Vice President--Operations and Engineering effective February 25, 2000. We accelerated the vesting of Mr. Kolsrud's options effective upon his resignation and extended the period during which he may exercise such options to January 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of March 31, 2000 by (i) each person who is known by us to own beneficially more than five percent of our common stock, (ii) each of our directors, (iii) each of the STAR Named Officers, and
(iv) all current officers and directors as a group.

                                                                SHARES BENEFICIALLY
                                                                     OWNED(1)
                                                              -----------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                            NUMBER     PERCENT(2)
------------------------------------                          ----------   ----------
West Highland Capital(3)....................................   7,737,660      13.2%
Gotel Investments Ltd.(4)...................................   4,192,296       7.1%
Gordon Hutchins(5)..........................................     202,260         *
John R. Snedegar(6).........................................      20,250         *
Mark Gershien(6)............................................      20,250         *
Arunas A. Chesonis(6).......................................      20,000         *
Christopher E. Edgecomb(7)..................................  13,166,265      22.4%
Mary A. Casey...............................................   1,596,613       2.7%
David Vaun Crumly(8)........................................     803,936       1.4%
James E, Kolsrud(9).........................................     319,197         *
Kelly D. Enos(10)...........................................     151,859         *
Samer Tawfik................................................   9,138,717      15.6%
All directors and executive officers as a group (10
  persons)(11)..............................................  25,439,347      42.9%

------------------------

* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. The address for each listed director and officer is c/o STAR Telecommunications, Inc., 223 East De La Guerra Street, Santa Barbara, California 93101. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock.

(2) Percentage of beneficial ownership is based on 58,693,650 shares of our common stock outstanding as of March 31, 2000. The number of shares of our common stock beneficially owned includes the shares issuable pursuant to stock options and warrants that are exercisable within sixty days of March 31, 2000.

(3) Represents 2,079,500 shares of our common stock held by West Highland Capital, Inc., 1,789,330 shares of our common stock held by Estero Partners, LLC, 2,079,500 shares of our common stock held by Lang H. Gerhard, 1,539,790 shares of our common stock held by West Highland Partners, L.P., and 249,540 shares of our common stock held by Buttonwood Partners, L.P., as reported by West Highland Capital, Inc. in its Schedule 13G filed with the Securities and Exchange Commission on February 11, 1999.

(4) Represents 1,397,432 shares of our common stock held by Gotel Investments Ltd., 1,397,432 shares of our common stock held by Global Investments Trust, and 1,397,432 shares of our common stock held by Intertrust (Guernsey) Limited, as reported by Gotel Investments Ltd. in its Schedule 13G filed with the Securities and Exchange Commission on February 9, 1999.

(5) Consists of 3,660 shares of our common stock and 198,600 shares of our common stock issuable upon the exercise of stock options exercisable within sixty days of March 31, 2000.

(6) Consists entirely of shares of our common stock issuable upon the exercise of stock options exercisable within sixty days of March 31, 2000.

(7) Mr. Edgecomb disclaims beneficial ownership with respect to 4,100 shares of our common stock.

(8) Consists of 738,032 shares of our common stock, and 65,904 shares of our common stock issuable upon the exercise of stock options exercisable within sixty days of March 31, 2000.

(9) Consists of 121,747 shares of our common stock held in joint tenancy and 197,450 shares of our common stock issuable upon the exercise of stock options exercisable within sixty days of March 31, 2000.

(10) Consists of 21,720 shares of our common stock and 130,139 shares of our common stock issuable upon the exercise of stock options exercisable within sixty days of March 31, 2000.

(11) Consists of 652,593 shares of our common stock issuable upon the exercise of stock options exercisable within sixty days of March 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH OUTSIDE DIRECTORS

    During 1998, we invested $5.1 million in the common stock of PaeTec Communications, Inc. ("PaeTec"), a competitive local exchange carrier. Our investment represented approximately 19% of PaeTec's equity outstanding at December 31, 1998. Arunas Chesonis, a former director, is a majority shareholder and the Chief Executive Officer of PaeTec. During the third and fourth quarters of 1999, we sold substantially all of our interest for $14.3 million dollars. On February 22, 2000, Arunas Chesonis resigned from our Board.

    At December 31, 1998 and 1999, we had an obligation to John Snedegar, a director, in the amount of $1 million with interest at 10%.

    GH Associates, an affiliate of Gordon Hutchins, Jr., a director, provides consulting services to us. For the year ended December 31, 1999, we paid approximately $33,612 to GH Associates for general business consulting services relating to the telecommunications industry and for the performance of other tasks requested by our Chief Executive Officer, President and Board.

    During 1999, our non-employee directors were granted nonstatutory stock options under the Director Plan. See "Management--Director Compensation."

TRANSACTIONS WITH EXECUTIVE OFFICERS

    For the year ended December 31, 1999, we provided $2.1 million in long distance services to Pae Tec. Pae Tec is a company in which Mr. Edgecomb is a member of the board of directors and approximately a 10% shareholder. During 1999, we purchased $43,000 in services from Pae Tec.

    On April 12, 1999, we provided Kelly Enos, our Chief Financial Officer, with a revolving line of credit in the aggregate amount of approximately $111,000 at an annual interest rate of 8%. Approximately $120,000 of this debt was outstanding at March 31, 2000.

    On April 12, 1999, we provided James Kolsrud, our Executive Vice President--Operations and Engineering, with a revolving line of credit in the aggregate amount of approximately $100,000 at an annual interest rate of 8%. Approximately $107,000 of this debt was outstanding at March 31, 2000.

    Ms. Enos received incentive stock options to purchase 10,000 shares of our common stock at an exercise price of $13.00 in February 1999.

    Mr. Crumly received incentive stock options to purchase 125,000 shares of our common stock at an exercise price of $8.88 in May 1999, incentive stock options to purchase 2,746 shares of our common stock at an exercise price of $16.39 in March 1999 and incentive stock options to purchase 10,000 shares of our common stock at an exercise price of $13.00 in January 1999.

    Mr. Kolsrud received incentive stock options to purchase 29,500 shares of our common stock at an exercise price of $4.91 in October 1999 and incentive stock options to purchase 10,000 shares of our common stock at an exercise price of $13.00 in February 1999.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

    Our Amended and Restated Certificate of Incorporation limits the liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

    Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into or will enter into indemnification agreements with our officers and directors containing provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance if available on reasonable terms.

    We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions, including loans between us and our officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board, including a majority of the independent and disinterested outside directors on the Board, and will continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                   SIGNATURE

    Pursuant to the requirements of Section 15(d) of the Securities Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Barbara, California on April 14, 2000.

                                                       STAR TELECOMMUNICATIONS, INC.

                                                       By:         /s/ CHRISTOPHER E. EDGECOMB
                                                            -----------------------------------------
                                                                     Christopher E. Edgecomb
                                                                     CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher E. Edgecomb, Mary A. Casey and Kelly
D. Enos, and each of them, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
             /s/ CHRISTOPHER E. EDGECOMB                Chief Executive Officer and
     -------------------------------------------           Director (Principal and     April 14, 2000
               Christopher E. Edgecomb                        Executive Officer)

                  /s/ MARY A. CASEY
     -------------------------------------------           President and Director      April 14, 2000
                    Mary A. Casey

                  /s/ KELLY D. ENOS                       Chief Financial Officer
     -------------------------------------------             (Principal Financial      April 14, 2000
                    Kelly D. Enos                                  Officer)

                 /s/ JOHN J. PASINI                      Vice President of Finance
     -------------------------------------------            (Principal Accounting      April 14, 2000
                   John J. Pasini                                  Officer)

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
              /s/ GORDON HUTCHINS, JR.
     -------------------------------------------                  Director             April 14, 2000
                Gordon Hutchins, Jr.

                /s/ JOHN R. SNEDEGAR
     -------------------------------------------                  Director             April 14, 2000
                  John R. Snedegar

                  /s/ SAMER TAWFIK
     -------------------------------------------                  Director             April 14, 2000
                    Samer Tawfik

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)                     Documents filed as part of this Report:

                            (1)        Index to Financial Statements:

                                       Report of Independent Public Accountants....................    F-1

                                       Consolidated Balance Sheets as of December 31, 1998 and
                                         1999......................................................    F-2

                                       Consolidated Statements of Operations for the years ended
                                         December 31, 1997, 1998 and 1999..........................    F-3

                                       Consolidated Statements of Stockholders' Equity for the
                                         years ended December 31, 1997, 1998 and 1999..............    F-4

                                       Consolidated Statements of Cash Flows for the years ended
                                         December 31, 1997, 1998 and 1999..........................    F-5

                                       Notes to Consolidated Financial Statements..................    F-6

                            (2)        Index to Financial Statement Schedules:

                                       Report of Independent Public Accountants on Supplemental
                                         Schedules.................................................    S-1

                                       Schedule II--Valuation and Qualifying Accounts..............    S-2

                            (3)        Exhibits:

                 EXHIBIT
                 NUMBER                                             DESCRIPTION
-----------------------------------------   ------------------------------------------------------------
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

          2.2++                             Agreement and Plan of Merger dated as of November 19, 1997 by and among the Registrant, IIWII Corp. and United
                                              Digital Network, Inc.

          2.3**                             Stock Purchase Agreement dated as of January 26, 1998 by and among the Registrant, T-One Corp. and Taha Mikati, as
                                              amended.

          2.4-                              Amended and Restated Agreement and Plan of Merger dated as of August 20, 1998 by and among the Registrant, Sierra
                                              Acquisition Co., Inc., PT-1 Communications, Inc. ("PT-1")
                                              and the Stockholders listed on the signature page thereto,
                                              (the PT-1 Merger Agreement).

          2.5++                             First Amendment to the PT-1 Merger Agreement dated
                                              September 1, 1998.

          2.6++                             Second Amendment to the PT-1 Merger Agreement dated December
                                              29, 1998.

          2.7                               Agreement and Plan of Merger dated February 11, 2000, by and among the Registrant and World Access, Inc.

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

          4.4+                              Investor Rights Agreement dated July 25, 1996, between the
                                              Registrant and the investors named therein.

                 EXHIBIT
                 NUMBER                                             DESCRIPTION
-----------------------------------------   ------------------------------------------------------------
          4.5*                              Registration Rights Agreement dated as of November 30, 1997 by and among the Registrant and the shareholders listed on the signature page thereto.

          4.6**                             Registration Rights Agreement dated as of March 10, 1998
                                              between the Registrant and Taha Mikati.

          4.7--                             Registration Rights and Restricted Share Agreement dated as of February 3, 1999 between the Registrant and the
                                              shareholders named therein.

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

         10.12+                             Standard Office Lease Gross between the Registrant and De La
                                              Guerra Partners, L.P. dated for reference purposes as of
                                              July 9, 1996.

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

         10.19+                             Lease Agreement between the Registrant and
                                              Telecommunications Finance Group dated January 3, 1996, as amended.

         10.20+                             Master Lease Agreement between the Registrant and NTFC
                                              Capital Corporation dated December 20, 1996.

         10.21+                             Variable Rate Installment Note between the Registrant and
                                              Metrobank dated October 4, 1996.

         10.22+                             Assignment of Purchase Order and Security Interest between the Registrant and DSC Finance Corporation dated
                                              January 1, 1996.

                 EXHIBIT
                 NUMBER                                             DESCRIPTION
-----------------------------------------   ------------------------------------------------------------
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

         10.41**                            Commercial Lease dated October 31, 1997 between the
                                              Registrant and Prinzenpark GbR.

         10.42**                            Commercial Lease dated October 9, 1997 between the
                                              Registrant and WSL Weststadt Liegenschafts GmbH.

         10.43**                            Office Lease between the Registrant and Airport-Center KGHP
                                              Gewerbeban GmbH & Cie.

         10.44**                            Lease dated November 19, 1997 between the Registrant and
                                              DIFA Deutsche Immobilien Fonds Aktiengesellschaft.

         10.45-                             Second Restatement of Employment Agreement between the
                                              Registrant and James Kolsrud dated as of July 9, 1998.

         10.46-                             First Amendment to 1997 Omnibus Stock Incentive Plan.

                 EXHIBIT
                 NUMBER                                             DESCRIPTION
-----------------------------------------   ------------------------------------------------------------
         10.47---                           Loan and Security Agreement dated as of June 9, 1999 by and among the Registrant and certain of its subsidiaries as
                                              the Obligors, and the financial institutions that are
                                              identified therein as the Lenders, and Foothill Capital
                                              Corporation ("Foothill") as Agent.

         10.48---                           Pledge Agreement dated as of June 9, 1999 by and among the
                                              Registrant certain of its subsidiaries and Foothill, as
                                              Agent.

         10.49---                           General Continuing Guaranty dated as of June 9, 1999
                                              delivered by certain subsidiaries of the Registrant to
                                              Foothill, as Agent.

         10.50---                           Suretyship Agreement dated as of June 9, 1999 among
                                              Foothill, as Agent, the Registrant and certain of its
                                              subsidiaries.

         10.51---                           Intercompany Subordination Agreement dated as of June 9,
                                              1999 among the Registrant, certain of its subsidiaries and
                                              Foothill, as Agent.

         10.52---                           Trademark Security Agreement dated as of June 9, 1999 by the
                                              Registrant certain of its subsidiaries and Foothill, as
                                              Agent.

         10.53---                           Copyright Security Agreement dated as of June 9, 1999 by the
                                              Registrant certain of its subsidiaries and Foothill, as
                                              Agent.

         10.54                              Receivables Sale Agreement dated as of November 30, 1999, by and between the Registrant, the entities listed on the
                                              signature pages thereto, and RFC Capital Corporation as
                                              Purchaser.

         10.55                              Amendment Number Four to Employment Agreement between the
                                              Registrant and Mary A. Casey dated as of April 21, 1999.

         10.56                              Amendment Number Two to Employment Agreement between the
                                              Registrant and Kelly D. Enos dated as of April 21, 1999.

         10.57                              Amendment Number One to Second Restatement of Employment
                                              Agreement between the Registrant and James Kolsrud dated
                                              as of May 5, 1999.

         10.58                              Amendment Number Two to Employment Agreement between the
                                              Registrant and David Vaun Crumly dated as of April 21,
                                              1999.

         10.59                              Amendment Number Three to Employment Agreement between the
                                              Registrant and David Vaun Crumly dated as of November 11,
                                              1999.

         10.60                              Revolving Line of Credit Promissory Note dated April 12,
                                              1999 between the Registrant and Kelly Enos.

         10.61                              Revolving Line of Credit Promissory Note dated April 12,
                                              1999 between the Registrant and James Kolsrud.

         10.62                              Master Lease Purchase Agreement dated February 20, 1998, as amended, by and among the Registrant, PT-1 and Chase
                                              Equipment Leasing.

         10.63                              Office and Switch Lease dated April 8, 1997 between PT-1 and
                                              Golden Union, LLC, C/O Alma Realty Co., 28-18 31st Street,
                                              Astoria, NY 11102.

         10.64                              Office and Switch Lease dated October, 1997 between PT-1 and
                                              Evergreen America Corporation.

         10.65                              Office and Switch Lease dated July, 1997 between the
                                              Registrant and NWT Partners, Ltd.

         10.66                              Office Switch Lease between STAR Telecommunications
                                              Deutschland GmbH ("STAR GmbH") and Prinzzenpark GbR
                                              Kanzlerstr, 4.

         10.67                              Office and Switch Lease dated April 1, 1999 between STAR
                                              GmbH and Rentax Gesellschaft Fur Grundbesitzan-Lagen GmbH.
                                              (English language summary of the original German language
                                              lease is attached thereto.)

                 EXHIBIT
                 NUMBER                                             DESCRIPTION
-----------------------------------------   ------------------------------------------------------------
         10.68                              Office and Switch Lease dated March 1, 1999 between STAR
                                              GmbH and Gewerbehof Athen. (English language summary of
                                              the original German language lease is attached thereto.)

         10.69                              Office and Switch Lease dated June 1, 1999 between STAR GmbH and Hamm & Co. (English language summary of the original
                                              German language lease is attached thereto.)

         10.70                              Office and Switch Lease dated February 1, 1999 between STAR
                                              GmbH and Rudolf Geray. (English language summary of the
                                              original German language lease is attached thereto.)

         10.71                              Office and Switch Lease dated August 1, 1999 between STAR
                                              GmbH and Erbengemeinschaft Fiszman. (English language
                                              summary of the original German language lease is attached
                                              thereto.)

         10.72                              Office and Switch Lease dated February 1, 1999 between STAR
                                              GmbH and Kallco Projekt Projekges GmbH. (English language
                                              summary of the original German language lease is attached
                                              thereto.)

         10.73                              Office and Switch Lease dated June 1, 1999 between STAR GmbH and Comptoir Genvois Immobilier. (English language summary of the original German language lease is attached
                                              thereto.)

         10.74                              Office and Switch Lease between PT-1 and NWT Partners, Ltd.

         21.1                               Subsidiaries of the Registrant.

         23.1                               Consent of Arthur Andersen LLP, Independent Public
                                              Accountants.

         24.1                               Power of Attorney (included on page 63).

         27.1                               Financial Data Schedule.

------------------------

  + Filed as an exhibit to the Registrant's Registration Statement on Form S-1
    (Registration No. 333-21325) on February 7, 1997 and incorporated by reference herein.

 ++ Filed as an exhibit to the Registrant's Registration Statement on Form S-4
    (Registration No. 333-53335) and incorporated by reference herein.

  * Filed on December 15, 1997 as an exhibit to the Registrant's Current Report on Form 8-K (File No. 000-22581) and incorporated by reference herein.

 ** Filed as an exhibit to the Registrant's Registration Statement on Form S-1
    (Registration No. 333-48559) on March 24, 1998 and incorporated by reference herein.

 *** Filed as an exhibit to the Registrant's Annual Report on Form 10-K (File
    No. 000-22581) on March 31, 1998 and incorporated by reference herein.

  - Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 000-22581) on November 11, 1998 and incorporated by reference herein.

 -- Filed as an exhibit to the Registrant's Current Report on Form 8-K (File No.
    000-22581) on February 19, 1999 and incorporated by reference herein.

--- Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q (File
    No. 000-22851) on August 16, 1999 incorporated by reference herein.

                            (4)        Reports on Form 8-K.

                                       (a)        None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
STAR Telecommunications, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of STAR TELECOMMUNICATIONS, INC. (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

STAR Telecommunications, Inc. has entered into a merger agreement under which it is required to sell certain operations prior to consummation of the merger. To meet this requirement, STAR Telecommunications, Inc. has entered into a letter of intent to sell certain net assets of its prepaid calling card and dial around operations for an amount that is significantly less than the net carrying value of the operations. See Notes 1 and 13 to the accompanying consolidated financial statements for a description of this proposed transaction and related matters.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STAR Telecommunications, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Los Angeles, California
April 14, 2000

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 47,297   $ 25,561
  Short-term investments....................................       835      1,482
  Accounts and notes receivable, net of allowance of $12,561 and $46,707 at December 31, 1998 and 1999,
    respectively............................................   100,235    167,403
  Receivables from related parties..........................       762      1,390
  Inventory.................................................        --      1,088
  Other receivables.........................................    23,017      2,478
  Prepaid expenses and other................................    14,295      9,838
  Deferred income taxes.....................................     6,269     25,846
                                                              --------   --------
      Total current assets..................................   192,710    235,086
                                                              --------   --------
PROPERTY AND EQUIPMENT:
  Operating equipment.......................................   158,811    351,605
  Leasehold improvements....................................    14,853     24,744
  Furniture, fixtures and equipment.........................    19,106     38,399
                                                              --------   --------
                                                               192,770    414,748
  Less--Accumulated depreciation and amortization...........   (21,818)   (51,659)
                                                              --------   --------
                                                               170,952    363,089
                                                              --------   --------
OTHER ASSETS:
  Intangible assets, net....................................     2,497    200,582
  Other.....................................................     8,492      8,997
                                                              --------   --------
                                                                10,989    209,579
                                                              --------   --------
      Total assets..........................................  $374,651   $807,754
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit..................................  $ 19,330   $ 43,540
  Current portion of long-term debt.........................     2,085        486
  Current portion of capital lease obligations..............     8,567     18,042
  Accounts payable..........................................    43,989    159,920
  Taxes payable.............................................     1,640      3,361
  Related party payable.....................................     2,267      1,133
  Accrued network costs.....................................    51,262    147,672
  Other accrued expenses....................................    15,772     22,479
  Deferred revenue..........................................     1,100     36,374
                                                              --------   --------
      Total current liabilities.............................   146,012    433,007
                                                              --------   --------
LONG-TERM LIABILITIES:
  Capital lease obligations, net of current portion.........    29,407     49,324
  Deferred income taxes.....................................     2,991         --
  Other long-term liabilities...............................       650     47,369
                                                              --------   --------
      Total long-term liabilities...........................    33,048     96,693
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Series A preferred stock, $.001 par value,
    authorized--5,000 shares; issued and
    outstanding--none.......................................        --         --
  Common stock, $.001 par value, authorized--100,000 shares;
    issued and outstanding--43,245 and 58,574 at
    December 31, 1998 and 1999, respectively................        43         58
  Additional paid-in capital................................   207,466    365,845
  Deferred compensation.....................................        --     (2,160)
  Note receivable from stockholder..........................        --     (3,714)
  Accumulated other comprehensive income (loss).............       188     (6,022)
  Accumulated deficit.......................................   (12,106)   (75,953)
                                                              --------   --------
    Total stockholders' equity..............................   195,591    278,054
                                                              --------   --------
      Total liabilities and stockholders' equity............  $374,651   $807,754
                                                              ========   ========

          See accompanying notes to these consolidated balance sheets.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997       1998        1999
                                                              --------   --------   ----------
REVENUES....................................................  $434,086   $619,220   $1,061,774
OPERATING EXPENSES:
  Cost of services..........................................   374,504    523,621      925,206
  Selling, general and administrative expenses..............    48,906     66,140      160,067
  Depreciation and amortization.............................     5,650     15,054       44,236
  Loss on impairment of goodwill............................        --      2,604           --
  Merger expense............................................       286      1,026        1,878
                                                              --------   --------   ----------
                                                               429,346    608,445    1,131,387
                                                              --------   --------   ----------
    Income (loss) from operations...........................     4,740     10,775      (69,613)
                                                              --------   --------   ----------
OTHER INCOME (EXPENSES):
  Interest income...........................................       464      4,469        2,192
  Interest expense..........................................    (2,617)    (3,386)      (9,895)
  Legal settlements and expenses............................    (1,653)        --           --
  Other income (expense)....................................       208       (304)       1,373
                                                              --------   --------   ----------
                                                                (3,598)       779       (6,330)
                                                              --------   --------   ----------
    Income (loss) before provision (benefit) for income
      taxes.................................................     1,142     11,554      (75,943)
PROVISION (BENEFIT) FOR INCOME TAXES........................     2,905      9,923      (12,096)
                                                              --------   --------   ----------
NET INCOME (LOSS)...........................................  $ (1,763)  $  1,631   $  (63,847)
                                                              ========   ========   ==========
Basic and diluted income (loss) per share...................  $  (0.06)  $   0.04   $    (1.12)
                                                              ========   ========   ==========

            See accompanying notes to these consolidated statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER, 1997, 1998 AND 1999
                             (AMOUNTS IN THOUSANDS)

                                                                                                                NOTE
                                       PREFERRED STOCK        COMMON STOCK       ADDITIONAL                  RECEIVABLE
                                     -------------------   -------------------    PAID-IN       DEFERRED        FROM
                                      SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     COMPENSATION   SHAREHOLDER
                                     --------   --------   --------   --------   ----------   ------------   -----------
Balance, December 31, 1996.........    2,802      $  3      25,511      $26       $ 22,152      $  (118)       $    --
    Net loss.......................       --        --          --       --             --           --             --
    Effect of CEO
      Telecommunications, Inc.
      terminating the
      S-corporation election.......       --        --          --       --            (61)          --             --
    Effect of UDN's change in
      fiscal year end..............       --        --         (37)                 (1,916)          --             --
    Conversion of redeemable
      preferred stock to common
      stock........................   (2,802)       (3)      1,868        2              1           --             --
    Initial public offering of
      common stock.................       --        --       8,097        8         30,936           --             --
    Private placement..............       --        --          49       --          1,740           --             --
    Exercise of stock options......       --        --         493       --            496           --             --
    Exercise of warrants...........       --        --          10       --            384           --             --
    Converion of debenture.........       --        --          37       --            500           --             --
    Compensation expense relating
      to stock options.............       --        --          --       --             --           88             --
    Tax benefit from non-qualified
      stock options................       --        --          --       --            114           --             --
    Cash distributions to
      stockholders.................       --        --          --       --             --           --             --
                                      ------      ----      ------      ---       --------      -------        -------
Balance, December 31, 1997.........       --        --      36,028       36         54,346          (30)            --
    Comprehensive income:
      Net income...................       --        --          --       --             --           --             --
      Foreign currency translation
        adjustment.................       --        --          --       --             --           --             --
    Comprehensive income...........       --        --          --       --             --           --             --
    Secondary public offering of
      common stock.................       --        --       5,685        6        144,705           --             --
    Exercise of stock options......       --        --       1,533        1          2,506           --             --
    Exercise of warrants...........       --        --          25       --            274           --             --
    Cancellation of escrow
      shares.......................       --        --         (26)      --             --           --             --
    Compensation expense relating
      to stock options.............       --        --          --       --             --           30             --
    Tax benefit from non-qualified
      stock options................       --        --          --       --          5,635           --             --
                                      ------      ----      ------      ---       --------      -------        -------
Balance, December 31, 1998                --        --      43,245       43        207,466           --             --
    Comprehensive income:
      Net loss.....................       --        --          --       --             --           --             --
      Foreign currency translation
        adjustment.................       --        --          --       --             --           --             --
    Comprehensive loss.............       --        --          --       --             --           --             --
    PT-1 acquisition...............       --        --      15,050       15        153,563           --         (3,559)
    Shares reserved for PT-1
      distributors.................       --        --          --       --          2,803       (2,803)            --
    Exercise of stock options......       --        --         279       --            716           --             --
    Compensation expense relating
      to distributor shares........       --        --          --       --             --          643             --
    Interest on note receivable
      from stockholder.............       --        --          --       --             --           --           (155)
    Tax benefit from non-qualified
      stock options................       --        --          --       --          1,297           --             --
                                      ------      ----      ------      ---       --------      -------        -------
Balance, December 31, 1999.........       --      $ --      58,574      $58       $365,845      $(2,160)       $(3,714)
                                      ======      ====      ======      ===       ========      =======        =======

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE   ACCUMULATED
                                        INCOME         DEFICIT      TOTAL
                                     -------------   -----------   --------
Balance, December 31, 1996.........          --       $(12,077)    $  9,986
    Net loss.......................          --         (1,763)      (1,763)
    Effect of CEO
      Telecommunications, Inc.
      terminating the
      S-corporation election.......          --             61           --
    Effect of UDN's change in
      fiscal year end..............          --          1,100         (816)
    Conversion of redeemable
      preferred stock to common
      stock........................          --             --           --
    Initial public offering of
      common stock.................          --             --       30,944
    Private placement..............          --             --        1,740
    Exercise of stock options......          --             --          496
    Exercise of warrants...........          --             --          384
    Converion of debenture.........          --             --          500
    Compensation expense relating
      to stock options.............          --             --           88
    Tax benefit from non-qualified
      stock options................          --             --          114
    Cash distributions to
      stockholders.................          --         (1,058)      (1,058)
                                        -------       --------     --------
Balance, December 31, 1997.........          --        (13,737)      40,615
    Comprehensive income:
      Net income...................          --          1,631        1,631
      Foreign currency translation
        adjustment.................         188             --          188
    Comprehensive income...........         188          1,631        1,819
    Secondary public offering of
      common stock.................          --             --      144,711
    Exercise of stock options......          --             --        2,507
    Exercise of warrants...........          --             --          274
    Cancellation of escrow
      shares.......................          --             --           --
    Compensation expense relating
      to stock options.............          --             --           30
    Tax benefit from non-qualified
      stock options................          --             --        5,635
                                        -------       --------     --------
Balance, December 31, 1998                  188        (12,106)     195,591
    Comprehensive income:
      Net loss.....................          --        (63,847)     (63,847)
      Foreign currency translation
        adjustment.................      (6,210)            --       (6,210)
    Comprehensive loss.............      (6,210)       (63,847)     (70,057)
    PT-1 acquisition...............          --             --      150,019
    Shares reserved for PT-1
      distributors.................          --             --           --
    Exercise of stock options......          --             --          716
    Compensation expense relating
      to distributor shares........          --             --          643
    Interest on note receivable
      from stockholder.............          --             --         (155)
    Tax benefit from non-qualified
      stock options................          --             --        1,297
                                        -------       --------     --------
Balance, December 31, 1999.........     $(6,022)      $(75,953)    $278,054
                                        =======       ========     ========

            See accompanying notes to these consolidated statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(1,763)   $  1,631   $(63,847)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization.............................    5,650      15,054     44,236
  Loss on impairment of goodwill............................       --       2,604         --
  Gain on investments.......................................       --          --     (9,953)
  Compensation expense relating to stock options............       88          30        643
  Provision for doubtful accounts...........................   13,770       7,477     25,003
  Deferred income taxes.....................................   (3,699)        421     (2,014)
  Proceeds from factoring of trade receivables, net.........    2,092          --         --
  Other.....................................................       79         107         --
Decrease (increase) in assets, net of acquisitions:
  Accounts and notes receivable.............................  (24,320)    (61,510)  (105,573)
  Related party receivable..................................       99        (721)       (79)
  Other receivables.........................................   (1,914)    (20,428)    10,184
  Prepaid expenses and other assets.........................   (1,853)     (8,757)       286
  Deposits..................................................     (425)       (558)     1,254
Increase (decrease) in liabilities, net of acquisitions:
  Accounts payable..........................................     (593)     23,913     59,304
  Taxes payable.............................................    2,270       5,119     (7,618)
  Related party payable.....................................     (269)      2,267     (2,301)
  Accrued network costs.....................................   19,747      11,697     86,232
  Other accrued expenses....................................    2,353       8,440      3,574
  Deferred revenue..........................................       --       1,100     (3,120)
  Other liabilities.........................................      164        (265)     3,927
                                                              -------    --------   --------
    Net cash provided by (used in) operating activities.....   11,476     (12,379)    40,138
                                                              -------    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................  (14,674)   (113,020)   (60,317)
  Investments...............................................      126      (5,083)    (2,829)
  Short-term investments....................................  (16,975)     17,796        477
  Sale of investments.......................................       --          --     14,350
  Purchase of PT-1, net of cash acquired....................       --          --     (4,435)
  Purchase of CTN, net of cash acquired.....................     (350)         --         --
  Other.....................................................      716        (679)    (5,543)
                                                              -------    --------   --------
    Net cash used in investing activities...................  (31,157)   (100,986)   (58,297)
                                                              -------    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stockholders' distributions...............................   (1,058)         --         --
  Borrowings under lines of credit..........................   34,211      19,330    460,820
  Repayments under lines of credit..........................  (42,025)         --   (441,610)
  Borrowings under lines of credit with stockholder.........      583          --      2,500
  Repayments under lines of credit with stockholder.........     (471)       (138)    (2,500)
  Borrowings under long-term debt...........................      193          --         --
  Payments under long-term debt.............................   (3,587)     (1,798)    (8,122)
  Payments under capital lease obligations..................   (2,236)     (6,360)   (12,801)
  Issuance of common stock..................................   32,684     144,711         --
  Stock options exercised...................................      496       2,507        716
  Warrants exercised........................................      384         274         --
  Other financing activities................................       --          --          6
                                                              -------    --------   --------
    Net cash provided by (used in) financing activities.....   19,174     158,526       (991)
                                                              -------    --------   --------
EFFECTS OF CHANGE IN UDN'S FISCAL YEAR END..................       54          --         --
EFFECTS OF FOREIGN CURRENCY TRANSLATION.....................       --         188     (2,586)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     (453)     45,349    (21,736)
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................    2,401       1,948     47,297
                                                              -------    --------   --------
  End of year...............................................  $ 1,948    $ 47,297   $ 25,561
                                                              =======    ========   ========

            See accompanying notes to these consolidated statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. NATURE OF BUSINESS AND PROPOSED MERGER

    STAR Telecommunications, Inc., a Delaware Corporation, and Subsidiaries (the "Company" or "STAR"), is a multinational telecommunications services company focused primarily on the international long distance market. STAR offers low-cost switched voice services on a wholesale basis primarily to U.S. based long distance carriers. STAR provides international long distance services through a flexible network comprised of foreign termination relationships, international gateway switches, leased and owned transmission facilities and resale arrangements with other long distance providers.

    During 1997, 1998 and 1999, the Company established several wholly-owned foreign subsidiaries to further expand its international network. The Company made substantial investments to install switch facilities in four of these subsidiaries, Star Europe Limited ("SEL") which is located in London, England, Star Telecommunications Deutschland ("GmbH") which is located in Frankfurt, Germany, Star Telecommunications Switzerland which is located in Geneva, Switzerland, and Star Telecommunications Austria GmbH which is located in Vienna, Austria. The Company uses these switching facilities to decrease international traffic termination costs and to initiate outbound calls from these local markets.

    In November 1997, the Company entered into the domestic commercial long-distance market through the acquisition of L.D. Services Inc., now known as CEO Telecommunications, Inc. ("CEO"). CEO is a commercial long-distance service provider throughout the United States. In March 1998, the Company consummated a merger with T-One Corp. ("T-One"), an international wholesale long-distance telecommunications provider. In March 1999, the Company expanded its commercial operations through the acquisition of United Digital Network, Inc. and its affiliated companies ("UDN" now known as "ALLSTAR Telecom"). The mergers constituted tax-free reorganizations and have been accounted for as poolings of interests. Accordingly, all prior period consolidated financial data has been restated to include the results of operations, financial position and cash flows of CEO, T-One and UDN.

    In February 1999, the Company completed its acquisition of PT-1 Communications ("PT-1"). PT-1 is a provider of international and domestic long distance and local telecommunications services primarily through the marketing of prepaid calling cards and dial around service. The transaction constituted a tax free reorganization and has been accounted for as a purchase under Accounting Principles Board Opinion No. 16. Accordingly, the consolidated financial statements presented include the results of operations, financial position and cash flows of PT-1 subsequent to the date of acquisition.

    On February 11, 2000, STAR and World Access, Inc. ("World Access") entered into a merger agreement (the "Merger Agreement") pursuant to which World Access will acquire all of the outstanding common stock of STAR in exchange for World Access common stock or, at the election of World Access, a combination of cash and common stock. Based upon the market price of World Access common stock at the date of the Merger Agreement, the purchase price exceeds STAR's net book value. The Merger Agreement requires that STAR sell PT-1 for minimum net cash proceeds of $150 million.

    On March 29, 2000, STAR entered into a letter of intent to sell the assets of PT-1 to a communications subsidiary of a publicly traded company ("PT-1 Acquiror") for cash proceeds of $150 million, less certain liabilities, and subject to a purchase price adjustment based on an audit of PT-1 to be conducted after the close of the sale of PT-1. Due diligence is currently in process by PT-1 Acquiror and the definitive acquisition agreement is expected to be completed by April 21, 2000. STAR will record a loss on this transaction of approximately $100 million at closing which is expected to occur during the second quarter of fiscal 2000. See Note 13 for further details of this transaction and related matters.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

1. NATURE OF BUSINESS AND PROPOSED MERGER (CONTINUED)
    The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, regulations (both domestic and foreign), dependence on transmission facilities-based carriers and suppliers, price competition and competition from larger industry participants.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of STAR. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

    REVENUE RECOGNITION AND DEFERRED REVENUE

    The Company records revenues for telecommunications sales, direct dial, prepaid calling card, and travel card long distance services at the time of customer usage.

    Sales of prepaid calling cards are made to distributors with no contractual right of return. At the time of sale, the Company becomes legally obligated to provide such service. Such sales are initially recorded as deferred revenue upon shipment and revenue is recognized in accordance with the terms of the card as the ultimate card users utilize calling time and service fees for all prepaid cards. The terms of the card refer to the rates, fees and expiration dates of the card as well as any other provisions which govern their use. The Company assesses a monthly service fee per card, commencing 30 days after the date a prepaid calling card is first used to make a telephone call by reducing the unused card balance available for calls. All prepaid calling cards sold by PT-1 expire upon the earlier to occur of (i) an expiration date printed on the prepaid calling card or (ii) six months after the prepaid calling card is first used. Upon expiration and cancellation of the prepaid calling card, the Company recognizes the related deferred revenue as revenue.

    In 1999, the Company began selling excess broadband fiber optic capacity that they obtained under 20 year Indefeasable Rights of Use ("IRU") agreements. Revenues from broadband sales are recorded upon customer acceptance and the fulfillment of all the Company's obligations under the original lease agreement and all of the Company's obligations under the sales contract are complete. The accounting for sale of broadband is evolving and may require the Company to account for future broadband sales as operating leases over the lives of the agreements, generally 20 years. During 1999, the Company realized a profit of $9.5 million from its broadband sales.

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

    The primary costs associated with the provision of telecommunications services to holders of prepaid calling cards and travel cards are carrier costs for transport of traffic and switch administration fees.

    Cost of services for broadband sales represents the cost capitalized under the original IRU agreement less any accumulated depreciation applicable to the IRU.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUES FROM FOREIGN CUSTOMERS

    The Company has carrier service agreements with telecommunications carriers in foreign countries under which international long distance traffic is both originated and terminated on the Company's network. The Company records revenues and related costs as the traffic is recorded in its switches. Revenues from foreign customers amounted to $6,577,000, $83,998,000 and $183,768,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of demand deposits and money market funds, which are highly liquid short-term instruments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates market. The Company has restricted cash of $1 million as of December 31, 1999.

    FINANCIAL INSTRUMENTS

    The carrying amounts of lines of credit, long-term debt and capital lease obligations approximate their fair value as interest rates approximate market rates for similar instruments.

    Off balance sheet derivative financial instruments at December 31, 1998 consisted of foreign currency exchange agreements. There were no off balance sheet derivatives at December 31, 1999. During 1997, 1998 and 1999, the Company entered into currency exchange contracts in the normal course of business to manage its exposure against foreign currency fluctuations on payable positions resulting from fixed asset purchases and other contractual expenditures denominated in foreign currencies. The principle objective of such contracts was to minimize the risks and costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes.

    The fair value of foreign currency contracts is estimated by obtaining quotes from brokers. At December 31, 1998, the Company had foreign currency contracts outstanding with a notional and fair value of $35,000,000. Accordingly, no gain or loss was recognized in operations. The Company had contracts in German Marks at December 31, 1998, but none at December 31, 1999.

    For the years ended December 31, 1997, 1998 and 1999, gains and losses on foreign exchange contracts were not material to the consolidated financial statements.

    SHORT-TERM INVESTMENTS

    Short-term investments consist of interest bearing securities with original maturities in excess of three months. At December 31, 1998 and 1999, the fair market value of temporary investments, classified as "available for sale securities," approximated cost, thus no unrealized holding gains or losses were reported in the accompanying balance sheets. During 1997, the Company realized gains from the sale of securities of approximately $48,000. The Company did not realize any gains or losses from sale of securities during 1998 or 1999.

    INVENTORY

    Inventory consists of costs of production and packaging of unsold prepaid calling cards, is valued using the average cost method, and is charged to cost of services when the card is sold.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Depreciation and amortization of property and equipment are computed using the straight-line method over the following estimated useful lives:


Operating equipment.........................................     2-25 years
Leasehold improvements......................................  Life of lease
Furniture, fixtures and equipment...........................      3-7 years

    Operating equipment includes assets financed under capital lease obligations of $51,738,000 and $92,405,000 at December 31, 1998 and 1999, respectively.
Accumulated amortization related to assets financed under capital leases was $7,908,000 and $15,763,000 at December 31, 1998 and 1999, respectively.

    In addition, operating equipment includes twelve and fourteen IRUs in international cable systems amounting to $29,943,000 and $41,254,000 and eight and ten ownership interests in international cables amounting to $3,101,000 and $51,540,000 at December 31, 1998 and 1999, respectively. Included in ownership interests at December 31, 1998 and 1999, is $1,508,000 and $48,684,000,
respectively, for the China-US Undersea Cable System. This capacity was not in use as of December 31, 1999, and was reclaimed during the first quarter of fiscal 2000. During 1999, the Company acquired two additional domestic IRUs with major points of presence in Los Angeles, New York, Dallas and Miami, amounting to $71,755,000 at December 31, 1999. These assets are amortized over the life of the agreements of 5 to 20 years.

    As of July 1, 1998, the Company prospectively revised the remaining useful lives of certain operating equipment from five to ten years. The increase in the estimated life of these assets was based on the knowledge gained by the Company in making the transition from a reseller of telephone services to a facility based provider, as well as to the fact that the Company is purchasing more sophisticated telephone switches and has transitioned from smaller Stromberg switches to larger capacity, more feature-rich Nortel switches. This change reduced depreciation expense and increased income before provision for income taxes for the year ended December 31, 1998 by approximately $2 million. The difference between depreciating all switch equipment over a 5-year life versus a 10-year life since acquisition would represent approximately $2.9 million for the year ended December 31, 1998, or 4 cents per diluted share for the year then ended.

    Replacements and betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in operations.

    INTANGIBLE ASSETS

    Intangible assets consist of the cost to purchase customer lists, a non-compete agreement and goodwill associated with the purchase of PT-1 and other acquisitions. These intangibles are amortized using the straight-line method over their estimated useful lives. The realizability of goodwill and customer lists is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. These analyses involve significant

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) management judgment to evaluate the capacity of an acquired business to perform within projections. During the year ended December 31, 1998, the Company recorded a loss on impairment of goodwill of approximately $2.6 million.

    Intangible assets consist of (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998       1999
                                                              --------   ---------
Goodwill....................................................   $5,065    $ 215,382
Customer lists and non-compete agreement....................    1,579        3,742
                                                               ------    ---------
                                                                6,644      219,124
Accumulated amortization....................................   (1,543)     (15,938)
Accumulated loss on impairment..............................   (2,604)      (2,604)
                                                               ------    ---------
                                                               $2,497    $ 200,582
                                                               ======    =========

    The Company amortizes goodwill over 20 years, customer lists over 4 to 7 years and the non-compete agreement over 3 years.

    OTHER ASSETS

    At December 31, 1998 and 1999, other assets consist primarily of investments and deposits.

    During 1998, the Company made a $5.1 million investment in a competitive local exchange carrier ("CLEC") for 2.9 million common shares, representing
18.97 percent of the CLEC's common shares outstanding at December 31, 1998. A stockholder of the Company is also an investor and board member of this company. The Company accounted for this investment under the cost method. Substantially all of this investment was sold in 1999 for approximately $14.3 million.

    The Company had investments in one and three telecommunications companies totaling $5.1 million and $2.8 million at December 31, 1998 and 1999, respectively. At December 31, 1998, the investment was carried at cost. At December 31, 1999, three new investments totaling $2.0 million were accounted for under the equity method. During 1999, STAR's share of earnings or losses from these investments was not material.

    Included in other assets are deposits of approximately $2.2 million at December 31, 1998 and 1999, which represent payments made to long distance providers to secure lower rates. These deposits are refunded or applied against future services.

    ACCRUED NETWORK COSTS

    Accrued network costs represent accruals for services to transmit and terminate long distance telephone traffic, which has been provided to the Company but not yet billed. It also includes differences between billings received by the Company and the liability computed by the Company's own systems which are being resolved by the Company and its vendors.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    CONSOLIDATED STATEMENTS OF CASH FLOWS

    During the years ended December 31, 1997, 1998, and 1999, cash paid for interest was $2,357,000, $4,396,000 and $8,719,000, respectively. For the same periods, cash paid for income taxes amounted to $3,761,000, $4,146,000 and $1,832,000, respectively.

    Non-cash investing and financing activities, which are excluded from the consolidated statements of cash flows, are as follows (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1997       1998       1999
                                                 --------   --------   ---------
Equipment purchased through capital leases.....  $10,020    $34,216    $  27,605
Deposit applied against capital leases.........       --      4,405           --
Notes issued for asset purchases...............    1,890         --           --
Assets acquired through a vendor financing
  arrangement..................................       --         --       62,666
Operating agreement acquired through issuance
  of note......................................      350         --           --
Conversion of debenture........................      500         --           --
Tax benefits related to stock options..........      114      5,635        1,297
Issuance of convertible debenture and note
  payable for acquisition of CTN capital
  stock........................................    1,050         --           --
Detail of PT-1 acquisition:
  Fair value of assets acquired................       --         --      299,960
  Liabilities assumed..........................       --         --     (140,780)
  Common stock issued..........................       --         --     (153,578)
  Notes payable issued.........................       --         --       (1,167)

    NET INCOME (LOSS) PER COMMON SHARE

    The following schedule summarizes the information used to compute basic and diluted net income or loss per common share for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1997       1998       1999
                                                      --------   --------   --------
Weighted average number of common shares used to
  compute basic net income (loss) per common
  share.............................................   31,101     40,833     57,036
Weighted average common share equivalents...........       --      1,601         --
                                                       ------     ------     ------
Weighted average number of common shares and common
  share equivalents used to compute diluted net
  income (loss) per common share....................   31,101     42,434     57,036
                                                       ======     ======     ======

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Options to purchase 4,045,723 shares of common stock at prices ranging from $0.01 to $34.38 were outstanding at December 31, 1999, but were not included in the computation of diluted earnings per share, as the effect would be antidilutive due to the net loss.

    CONCENTRATIONS OF RISK

    At December 31, 1998 and 1999, no individual customer had an accounts receivable balance greater than 10% of gross accounts receivable other than PT-1, which was acquired on February 4, 1999.

    The two largest customers represented approximately 15%, 11% and 11% of revenues during the years ended December 31, 1997, 1998 and 1999, respectively. During 1997 and 1999, no customer exceeded 10% of revenues. During 1998, no customer, other than PT-1, exceeded 10% of revenues.

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

    Purchases from the four largest vendors for the years ended December 31, 1997, 1998 and 1999 amounted to 32%, 29%, and 38% of total purchases, respectively.

    Included in the Company's balance sheets at December 31, 1998 and 1999 is approximately $85,207,000 and $121,518,000, respectively, of equipment which is located in foreign countries.

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

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998 and June 1999, the AICPA issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. The Company will adopt the standard in January 2001 and is currently analyzing the statement to determine the impact, if any, on the Company's financial position or results of operations.

    TRANSLATION OF FOREIGN CURRENCY

    Management determined that the functional currency of its foreign subsidiaries, excluding its German subsidiary, is the U.S. dollar. Thus, all foreign translation gains or losses, which were immaterial for the years ended December 31, 1997 and 1998, and amounted to a loss of $3,470,000 in 1999, are reflected in the results of operations as a component of other income (expense). On July 1, 1998, due to the fact that GmbH became self sufficient as an operating entity, the Company changed the functional currency from

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the U.S. dollar to the German mark. As a result, translation effects of this subsidiary after July 1, 1998 are reflected as other comprehensive income in the consolidated statements of stockholders' equity.

    The foreign subsidiaries' balance sheets, excluding the German subsidiary, are translated into U.S. dollars using the year-end exchange rates except for prepayments, property, other long-term assets, and stockholders' equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenues and expenses are translated at average rates during the year except for depreciation and amortization, which are translated at historical rates. The German subsidiary's balance sheet at December 31, 1999 is translated into U.S. dollars using the year-end exchange rate except for stockholders' equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenues and expenses are translated at average rates during the year. Effective April 1, 1999, management recharacterized the balance of the intercompany loan from STAR to GmbH from a note payable to equity. As a result, the translation effect on the note balance after April 1, 1999 is reflected as other comprehensive loss in the accompanying financial statements.

    TAXES ON PREPAID CALLING CARDS

    Various jurisdictions levy taxes on telecommunications services whether provided through prepaid cards or some other means utilizing different methods and rates. The Company accrues for excise, sales and other usage based taxes on telecommunication services based on the enacted method and rate for each jurisdiction in the period usage occurs and revenue is recognized. The taxation of prepaid calling cards is evolving and is not specifically addressed by many of the states in which the Company does business. While the Company believes it has adequately provided for any such taxes it may ultimately be required to pay, certain states that enact legislation which specifically provides for taxation of such cards or may interpret current laws in a manner resulting in additional tax liabilities.

    ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 1997 and 1998 were not material to the consolidated financial statements. For the year ended December 31, 1999, they amounted to $16.8 million.

    RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to the current year presentation.

3. LINES OF CREDIT

    REVOLVING LINES OF CREDIT.

    Effective September 30, 1997, the Company executed an agreement with Sanwa Bank, California for a $25 million line of credit, which expired on July 1, 1999. This facility was paid in full and replaced with the Foothill facility on June 9, 1999.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

3. LINES OF CREDIT (CONTINUED)

    On June 9, 1999, the Company entered into a two year credit facility agreement with Foothill. The Company failed to meet the EBITDA and tangible net worth covenants in accordance with the agreement for the period ended June 30, 1999. On October 15, 1999, the Company received an amendment from the lender group which included resetting the financial covenants in accordance with the Company's updated financial forecast. In exchange for the amendment, the Company agreed to pay Foothill a supplemental agency fee of $500,000, and a term loan supplemental fee of $2 million due January 31, 2000. Interest rates were adjusted to 2.75 percent over the prime rate of interest for the revolving line of credit. For the term note, interest rates were adjusted to 8.0 percent over the prime rate through the end of September and increased by 1.0 percent over the prime rate during each month thereafter. The Company also agreed to the reduction of eligible borrowings on the revolving portion of the line of credit to $30 million from $75 million. The expiration date of the $25 million term loan was also modified to January 31, 2000. The agreement with Foothill was terminated on December 23, 1999, when a new agreement was executed with RFC Capital Corporation ("RFC"). As such, the $2 million term loan supplemental fee was reduced to $1 million.

    On November 30, 1999, the Company entered into a two year purchase of receivables financing agreement with RFC. This facility allows the Company to borrow up to $75 million based upon the eligible accounts receivable of the Company. The Company was in compliance with all covenants under this facility as of December 31, 1999. At December 31, 1999 approximately $43.5 million was outstanding under this facility.

    The weighted average interest rate on short-term debt during the years ended December 31, 1997, 1998 and 1999, was 9.12%, 7.75% and 13.16%, respectively.

    REVOLVING LINES OF CREDIT WITH STOCKHOLDER

    The Company had revolving lines of credit with its founder and chief executive officer. The debt matured on March 30, 1998 with interest payable at a rate of 9%. The Company recognized interest expense related to this debt of $9,000, $4,000, and $0 for the years ended December 31, 1997, 1998 and 1999, respectively.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    The Company finances some of its telecommunications equipment under capital lease arrangements or through notes payable as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
Convertible debenture with interest of 7 percent due
  January 1999..........................................  $    500   $     --
Notes payable in monthly installments of principal plus
  interest of 8 percent through February 2000...........        --        147
Notes payable for Indefeasible Rights of Use, payable in
  quarterly installments of principal plus interest at
  LIBOR plus 6 percent (11.1 percent at December 31,
  1998) through various dates in 2000...................       471        339
Notes payable in monthly installments of principal plus
  interest at 7 percent to 9.5 percent through January
  1999..................................................     1,114         --
Obligations under capital leases........................    37,974     67,366
                                                          --------   --------
                                                            40,059     67,852
  Less current portion..................................   (10,652)   (18,528)
                                                          --------   --------
                                                          $ 29,407   $ 49,324
                                                          ========   ========

    Minimum future payments under capital lease obligations at December 31, 1999 are as follows (in thousands):

                                                              CAPITAL
YEAR ENDING DECEMBER 31,                                       LEASES
------------------------                                      --------
    2000....................................................  $22,143
    2001....................................................   21,392
    2002....................................................   22,354
    2003....................................................    9,874
                                                              -------
                                                               75,763
Less amount representing interest...........................   (8,397)
                                                              -------
                                                              $67,366
                                                              =======

    On September 29, 1999, Star Telecommunications Deutschland GmbH entered into an agreement with Deutsche Leasing AG to finance new and pre-existing equipment through a capital lease financing arrangement. Under the terms of the agreement the Company has the option to finance equipment up to 80DM million or roughly $45 million. The contract includes provisions to increase that amount as GmbH's equipment needs expand. The financing terms of the agreement are a minimum lease commitment of four years with an interest rate of approximately 6%. Cash generated from this arrangement is used to help fund the growth and operations of the German business. At December 31, 1999, approximately $8.0 million is available for additional borrowing under this agreement.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
    OTHER LONG-TERM LIABILITIES

    On September 15, 1998, STAR entered into a commitment to purchase an $85 million IRU on the Qwest Communications US Domestic Fiber Optic Cable System. On March 24, 1999, the agreement was amended to include the following terms: Qwest Communications International, Inc. ("Qwest") agreed to allow the conversion of a substantial portion of STAR's outstanding liability to a vendor financing arrangement. The terms of this arrangement allow STAR to provide long distance services to Qwest with the balance being offset against STAR's liability to Qwest on a monthly basis. Additionally, STAR was given the option to meet its obligation through the purchase of a combination of IRU's switched services and dedicated private line services. Any remaining balance outstanding to Qwest as of April 30, 2001 must be paid in full. The remaining balance due under this arrangement as of December 31, 1999 was approximately $45 million. During the year STAR sold certain portions of this capacity to other third parties. STAR has paid these portions in full and has no further obligations to Qwest under this agreement.

5. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company leases office space, dedicated private telephone lines, equipment and other items under various agreements expiring through 2014. At December 31, 1999, the minimum aggregate payments under non-cancelable operating leases are summarized as follows (in thousands):

                                           FACILITIES AND     DEDICATED
YEAR ENDING DECEMBER 31,                     EQUIPMENT      PRIVATE LINES    TOTAL
------------------------                   --------------   -------------   --------
    2000.................................     $10,457          $24,569      $ 35,026
    2001.................................      10,023            7,984        18,007
    2002.................................       9,130            1,154        10,284
    2003.................................       8,102               65         8,167
    2004.................................       8,631               65         8,696
    Thereafter...........................      24,990              368        25,358
                                              -------          -------      --------
                                              $71,333          $34,205      $105,538
                                              =======          =======      ========

    Office facility and equipment rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $3,669,000, $5,704,000, and $12,542,000 respectively. Dedicated private line expense was approximately $9,414,000, $24,306,000 and $67,090,000, respectively, for those same periods and is included in cost of services in the accompanying consolidated statements of operations.

    EMPLOYMENT AGREEMENTS

    The Company has employment agreements through December 31, 2000 with several employees and executives. Some of these agreements provide for a continuation of salaries in the event of a termination, with or without cause, following a change in control of the Company. One agreement provides for a payment of up to $1,500,000 in the event of a change in control of the Company.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company expensed $64,000, $52,000, and $0 of deferred compensation relating to these agreements for the years ended December 31, 1997, 1998 and 1999, respectively.

    PURCHASE COMMITMENTS

    The Company is obligated under various service agreements with long distance carriers to pay minimum usage charges. The Company anticipates exceeding the minimum usage volume with these vendors. The Company has minimum future usage charges at December 31, 1999 of $6,747,000 payable through December 31, 2000. The Company signed an $85 million agreement with Qwest to purchase the long-term rights to use capacity, switched services, and dedicated private line services over Qwest's domestic network over a twenty-year period. In addition, in November 1998, the Company signed an IRU agreement with IXC Communication, Inc. ("IXC") and has a commitment to purchase $10 million of capacity on IXC's U.S. based digital fiber network. As of December 31, 1999, STAR had completed its financial commitment to both IXC and Qwest. These commitments are not included in the above table.

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

    During the third quarter of 1999, GmbH recorded a cost of services accrual of approximately $6.7 million for a retroactive rate increase imposed by a European telecom carrier that is currently being disputed. The outcome of this dispute in not determinable as of December 31, 1999.

    LETTERS OF CREDIT

    At December 31, 1999, the Company had 17 stand by letters of credit outstanding, which expire beginning April 28, 2000. These letters of credit, which are secured by deposits held at the issuing financial institutions, totaled approximately $1.9 million.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

6. RELATED PARTY TRANSACTIONS

    During 1997, the Company provided a short-term loan to the chief executive officer for $8,000,000. The loan carried interest of 7 percent per annum, was secured by $30,000,000 of the stockholder's stock in the Company, and was repaid in seven days. During 1999, the chief executive officer provided a short-term loan to the Company for $2,500,000, which was repaid in 70 days. The Company was not charged any interest on this borrowing. During 1998 and 1999, the Company paid for certain expenses for this individual, which are to be reimbursed to the Company, resulting in a receivable due to the Company of $164,000 and $65,000 at December 31, 1998 and 1999, respectively.

    During 1997, 1998 and 1999, the Company provided services to a company related to an employee of STAR in the amounts of $926,000, $289,000, and $20,000 respectively. As of December 31, 1998 and 1999, the account receivable from this related party amounted to $11,000 and $0, respectively.

    During 1997, 1998 and 1999, the Company purchased consulting services from a company owned by a board member in the amount of $72,000, $71,000 and $27,000, respectively. The Company has a payable to this company of $6,000 and $0 at December 31, 1998 and 1999, respectively.

    The Company purchased equipment and services from a company owned in part by an employee of STAR in the amount of $1,114,000, $10,013,000 and $3,967,000 in 1997, 1998 and 1999, respectively. At December 31, 1998 and 1999, the Company has a payable due to this related party of $1,261,000 and $35,000, respectively. Additionally, the Company provided services to this company in the amount of $543,000 and $1,351,000 in 1998 and 1999, respectively.

    During 1999, the Company provided long-distance telephone service to a company in which the founder and chief executive officer of STAR, other STAR employees and board members are investors. Services provided were $2,139,000 during 1999. Additionally, STAR purchased services from this company in the amount of $43,000 during 1999.

    At December 31, 1998 and 1999, the Company had an obligation to a board member in the amount of $1,000,000 with interest at a rate of 10 percent.

    During 1999, the Company advanced $500,000 to a company, which is 50 percent owned by STAR. At December 31, 1999, this advance was still outstanding.

    The Company has various receivables due from other related parties, primarily employee receivables, in the amount of $46,000 and $434,000 at December 31, 1998 and 1999, respectively. The Company also has payables due to other related parties in the amount of $98,000 at December 31, 1999.

    STAR believes that all of the transactions set forth above were made on terms no less favorable to STAR than could have been obtained from unaffiliated third parties.

7. BUSINESS COMBINATIONS

    POOLING OF INTEREST TRANSACTIONS

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

                               DECEMBER 31, 1999

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

    Revenues and historical net income (loss) of STAR, CEO, T-One and UDN through the dates of acquisitions are as follows (in thousands):

                                                        1997       1998        1999
                                                      --------   --------   ----------
Revenues:
  STAR..............................................  $348,738   $584,170   $1,056,839
  CEO...............................................    27,460         --           --
  T-ONE.............................................    30,438     11,788           --
  UDN...............................................    30,622     29,166        7,478
  Eliminations......................................    (3,172)    (5,904)      (2,543)
                                                      --------   --------   ----------
    Total...........................................  $434,086   $619,220   $1,061,774
                                                      ========   ========   ==========

Net income (loss):
  STAR..............................................  $  4,464   $  8,061   $  (60,381)
  CEO...............................................       (37)        --           --
  T-ONE.............................................       201        (88)          --
  UDN...............................................    (6,391)    (6,342)      (3,466)
                                                      --------   --------   ----------
    Total...........................................  $ (1,763)  $  1,631   $  (63,847)
                                                      ========   ========   ==========

    Revenues and net income (loss) subsequent to the dates of acquisitions are included in the STAR balances above.

    PURCHASE TRANSACTIONS

    On February 4, 1999, the Company acquired PT-1, a provider of international and domestic long-distance and local telecommunications services primarily through the marketing of prepaid phone cards. The Company issued 15,050,000 shares of common stock (valued at $153.6 million) and $19.5 million in cash or short-term promissory notes, made a $2 million payment to a former PT-1 shareholder and incurred estimated merger costs of $10 million for all outstanding shares of PT-1. In connection with the

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

7. BUSINESS COMBINATIONS (CONTINUED)
acquisition, the Company and PT-1 placed 500,000 shares of STAR common stock in escrow for distribution to certain PT-1 distributors for no consideration. The Company is recognizing the related compensation expense of approximately $2.8 million over a four year vesting period. The Company also issued 179,973 options for outstanding PT-1 options at an exercise price of $0.01 per share, of which 50 percent vested on the date of the merger, and the remaining 50 percent vested on October 15, 1999.

    The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of PT-1 have been included with those of the Company since the date of acquisition. The purchase price has been allocated to assets and liabilities based on preliminary estimates of fair value as of the date of acquisition. The final allocation of the purchase price will be determined when appraisals and other studies are completed. Based on the preliminary allocation of the purchase price over the net assets acquired, goodwill of approximately $204 million was recorded. Such goodwill is being amortized on a straight-line basis over 20 years.

    The following summary, prepared on a pro forma basis, combines the results of operations as if PT-1 had been acquired as of the beginning of the periods presented. The summary includes the impact of certain adjustments such as goodwill amortization and estimated changes in interest income because of cash outlays associated with the transaction and the related income tax effects (in thousands, except per-share amounts):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
                                                                     (UNAUDITED)
Pro forma sales.............................................  $1,023,847    $1,082,623
Pro forma net loss..........................................     (26,299)      (75,356)
Pro forma basic and diluted net loss per common share.......  $    (0.47)   $    (1.29)

8. INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes," under which deferred assets and liabilities are provided on differences between financial reporting and taxable income using enacted tax rates. Deferred income tax expenses or credits are based on the changes in deferred income tax assets or liabilities from period to period. Under SFAS No. 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized if, on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

8. INCOME TAXES (CONTINUED)

    The Company has recorded a net deferred tax asset of $25,846,000 at December 31, 1999. Realization is dependent on generating sufficient taxable income in the future. Although realization is not assured, management believes it is likely that the net deferred tax asset will be realized.

    The components of the net deferred tax asset at December 31, 1998 and 1999 are as follows (in thousands):

                                                                1998       1999
                                                              --------   --------
Deferred taxes short-term:
  Reserve for accounts and notes receivable.................  $ 4,564    $ 17,512
  Accrued network costs.....................................    1,707       1,886
  Other accrued liabilities.................................      360       6,911
  State income taxes........................................      270           7
  Change in tax method......................................       41        (226)
  Merger costs..............................................     (163)         --
                                                              -------    --------
                                                                6,779      26,090
  Valuation reserve.........................................     (510)       (510)
                                                              -------    --------
                                                              $ 6,269    $ 25,580
                                                              =======    ========

Deferred taxes long-term:
  Net operating loss........................................  $ 9,255    $ 34,827
  Deferred rent.............................................      313          --
  Depreciation and amortization.............................   (3,304)     (7,900)
  Basis difference arising from purchase accounting.........     (296)       (317)
                                                              -------    --------
                                                                5,968      26,610
  Valuation reserve.........................................   (8,959)    (26,344)
                                                              -------    --------
                                                              $(2,991)   $    266
                                                              =======    ========

    In prior years, T-One generated net operating losses ("NOL's") for financial statement and income tax purposes, which may be available for carryforwards against future income. As of December 31, 1999, T-One has deductions available for carryforward in the amount of approximately $500,000. These NOL's will expire through 2010. ALLSTAR has net operating loss carryforwards of approximately $17.7 million, which expire through 2018. Utilization of the net operating loss carryforwards may be limited by the separate return loss year rules and by ownership changes, which have occurred or could occur in the future. The Company also has foreign NOL's of approximately $44.7 million.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

8. INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes for the years ended December 31, 1997, 1998 and 1999 are as follows (in thousands):

                                                             1997       1998       1999
                                                           --------   --------   --------
Current taxes:
  Federal................................................  $ 4,900     $7,146    $(10,726)
  State..................................................    1,147      1,909          20
  Foreign................................................       --        447         626
                                                           -------     ------    --------
                                                             6,047      9,502     (10,080)
                                                           -------     ------    --------
Deferred taxes:
  Federal................................................   (2,273)       278      (1,714)
  State..................................................     (869)       143        (302)
                                                           -------     ------    --------
                                                            (3,142)       421      (2,016)
Provision (benefit) for income taxes.....................  $ 2,905     $9,923    $(12,096)
                                                           =======     ======    ========

    Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate for the years ended December 31, 1997, 1998 and 1999 are as follows (in thousands):

                                                              1997       1998       1999
                                                            --------   --------   --------
Income taxes at the statutory federal rate................   $  400     $4,044    $(26,580)
State income taxes, net of federal income tax effect......       66        663      (4,557)
Foreign taxes at rates different than U.S. taxes..........      187       (359)     (1,372)
Changes in valuation reserve..............................      862      3,455      17,385
Permanent differences.....................................      119        319       4,958
Other.....................................................    1,271      1,801      (1,930)
                                                             ------     ------    --------
                                                             $2,905     $9,923    $(12,096)
                                                             ======     ======    ========

9. STOCK OPTIONS

    On January 22, 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan"). The Plan, which was amended on March 31, 1996, provides for the granting of stock options to purchase up to 1,476,000 shares of common stock and terminates January 22, 2006. Options granted become exercisable at a rate of not less than 20 percent per year for five years.

    During 1996, the Company entered into three separate stock option agreements outside the Plan to issue 1,025,000 option shares at fair market value. At December 31, 1999, options of 147,600 issued under these agreements were outstanding.

    On September 23, 1996, the Company adopted the 1996 Supplemental Stock Option Plan. This plan, which expires on August 31, 2006, has essentially the same features as the Plan. The Company can issue options or other rights to purchase up to 2,050,000 shares of stock which expire up to 10 years after the date of grant, except for incentive options issued to a holder of more than 10 percent of the common stock outstanding, which expire five years after the date of grant.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

9. STOCK OPTIONS (CONTINUED)
    In December 1996, the Company issued 174,000 options at $4.00 per share. The Board of Directors determined the market value of the December options to be $4.68 per share. The Company is recognizing the difference between the market value at the date of grant and the exercise price as compensation expense over the vesting period.

    At December 31, 1999, options of 772,236 were outstanding under the aggregate of the 1996 Stock Incentive Plan and the Supplemental Stock Option Plan.

    On May 14, 1996, the Company adopted the 1996 Outside Director Nonstatutory Stock Option Plan (the "Director Plan"). The number of shares which may be issued under this plan upon exercise of options may not exceed 410,000 shares. The exercise price of an option is determined by the Board of Directors and may not be less than 85 percent of the fair market value of the common stock at the time of grant and has to be 110 percent of the fair market value of the common stock at the time of grant if the option is granted to a holder of more than 10 percent of the common stock outstanding. At the discretion of the administrator, the options vest at a rate of not less than 20 percent per year, which may accelerate upon a change in control, as defined. The plan expires on May 14, 2006. At December 31, 1999, options of 71,500 were outstanding under the Director Plan.

    On January 30, 1997, the Board of Directors approved the 1997 Omnibus Stock Option Incentive Plan (the "Omnibus Plan") to replace the existing 1996 Supplemental Stock Option Plan upon the effective date of the initial public offering. The plan provides for awards to employees, outside directors and consultants in the form of restricted shares, stock units, stock options and stock appreciation rights and terminates on January 22, 2007. The maximum number of shares available for issuance under this plan may not exceed 4,075,000 shares, comprised of the 2,050,000 shares that were available for issuance under the Supplemental Stock Option Plan, plus an increase of 2,025,000 shares. Under this Plan, options granted to any one optionee may not exceed more than 1,025,000 common shares per year subject to certain adjustments. Incentive stock options may not have a term of more than 10 years from the date of grant. At December 31, 1999, options of 3,054,387 were outstanding under the Omnibus Plan.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

9. STOCK OPTIONS (CONTINUED)
    Information regarding the Company's stock option plans and nonqualified stock options as of December 31, 1997, 1998 and 1999, and changes during the years ended on those dates is summarized as follows:

                                                                         WEIGHTED-AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                            ----------   ----------------
December 31, 1996.........................................   3,464,500        $ 1.89
                                                            ----------        ------
  Granted.................................................     914,296          7.91
  Exercised...............................................    (488,925)         0.89
  Forfeited...............................................    (392,774)         2.40
                                                            ----------        ------
December 31, 1997.........................................   3,497,097          3.54
                                                            ----------        ------
  Granted.................................................   1,026,925         15.37
  Exercised...............................................  (1,522,649)         1.57
  Forfeited...............................................    (104,987)        10.79
                                                            ----------        ------
December 31, 1998.........................................   2,896,386          8.62
                                                            ----------        ------
  Granted.................................................   2,157,458          7.32
  Exercised...............................................    (279,472)         2.56
  Forfeited...............................................    (728,649)        12.14
                                                            ----------        ------
December 31, 1999.........................................   4,045,723        $ 7.63
                                                            ==========        ======

    At December 31, 1997, 1998 and 1999, 1,275,645, 765,317 and 1,286,322
options were exercisable at weighted average exercise prices of $1.51, $4.28 and $5.49 per share, respectively. The options outstanding at December 31, 1999 expire in various years through 2009.

    Information about stock options outstanding at December 31, 1999 is summarized as follows:

                                          OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                            -----------------------------------------------   ----------------------------
                                              WEIGHTED
                                              AVERAGE           WEIGHTED                       WEIGHTED
                              NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
RANGE OF EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
------------------------    -----------   ----------------   --------------   -----------   --------------
$0.01 to $1.46                 474,194          7.11             $ 1.07          387,722        $ 0.98
$4.00 to $6.83               1,659,213          8.51             $ 4.82          510,860        $ 4.44
$8.11 to $12.19              1,421,687          8.65             $10.03          277,250        $ 9.18
$12.81 to $20.94               456,829          8.41             $15.67          102,040        $15.95
$27.00 to $34.38                33,800          8.32             $27.87            8,450        $27.87
                             ---------          ----             ------        ---------        ------
                             4,045,723          8.38             $ 7.67        1,286,322        $ 5.49
                             =========          ====             ======        =========        ======

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

9. STOCK OPTIONS (CONTINUED)
    The fair value of each STAR option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the grants:

                                                                1997          1998          1999
                                                              --------      --------      --------
Expected life (years).......................................       6             6             6
Interest rate...............................................     6.2%          5.2%          5.8%
Volatility..................................................   31.05%        75.49%        79.73%
Dividend yield..............................................      --            --            --

    The Company has elected to adopt FASB No. 123 for disclosure purposes only and applies APB Opinion No. 25 and related interpretations in accounting for its employee stock options. Approximately $88,000, $30,000, and $0 in compensation cost was recognized relating to consultant options for the years ended December 31, 1997, 1998 and 1999, respectively. Had compensation cost for stock options awarded under these plans been determined based on the fair value at the dates of grant consistent with the methodology of FASB No. 123, the Company's net income or loss and basic and diluted income or loss per share for the years ended December 31, 1997, 1998 and 1999 would have reflected the following pro forma amounts:

                                                      1997         1998         1999
                                                   -----------   --------   ------------
Pro forma net income (loss)......................  $(2,575,000)  $65,000    $(69,311,000)
Pro forma basic and diluted net income (loss) per
  common share...................................  $     (0.08)  $  0.00    $      (1.20)

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

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

10. CAPITAL STOCK (CONTINUED)

    On February 4, 1999, in connection with the PT-1 merger, the Company issued approximately 15,050,000 shares of common stock, and together with PT-1, placed 500,000 shares of STAR common stock in escrow for distribution to certain PT-1 distributors for no consideration. In connection with the acquisition, the Company acquired a stockholder note receivable issued in connection with the exercise of stock options. The note was originally in the amount of $3.57 million, and increased to $3.71 million at December 31, 1999 due to interest which is earned at 8%. The note is due on February 4, 2001.

    On March 24, 1999, in connection with the UDN merger, the Company issued approximately 1,005,000 shares of common stock in exchange for all outstanding shares of UDN.

11. BUSINESS SEGMENTS

    At December 31, 1999, STAR has three separately managed business segments, North American Wholesale, North American Commercial and European long distance telecommunications.

    The accounting policies of the segments are the same as those described in the significant accounting policies; however, the Company evaluates performance based on profit or loss from operations before income taxes and non-recurring gains or losses.

    For the year ended December 31, 1998, STAR evaluated performance based on profit or loss from North American and European operations, however, with the acquisition of PT-1, senior management began analyzing operations by its North American Wholesale, North American Commercial and European segments.

    Reportable segment information for the years ended December 31, 1997, 1998 and 1999 are as follows (in thousands):

                                                      NORTH       NORTH
                                                    AMERICAN     AMERICAN
                                                    WHOLESALE   COMMERCIAL   EUROPEAN     TOTAL
                                                    ---------   ----------   --------   ----------
1997
  Revenues from external customers................  $376,004     $ 58,082    $     --   $  434,086
  Revenue between segments........................     1,141           --         321        1,462
  Interest income.................................       464           --          --          464
  Interest expense................................     1,482          906         229        2,617
  Depreciation and amortization...................     4,152        1,069         429        5,650
  Segment net income (loss) before provision for
  income taxes....................................    10,632       (7,569)     (1,921)       1,142
  Other significant non-cash items:
    Capital lease additions.......................     6,755           --       3,265       10,020
    Property financed by notes payable............     1,890           --          --        1,890
    Operating agreement acquired through issuance
    of a note.....................................       350           --          --          350
    Issuance of convertible debenture and note
    payable for CTN capital stock.................     1,050           --          --        1,050
  Segment assets..................................    99,077       19,373      11,932      130,382
  Expenditures for segment assets.................    10,944          931       2,799       14,674

1998
  Revenues from external customers................  $529,807     $ 60,242    $ 29,171   $  619,220
  Revenue between segments........................    21,547           --      34,018       55,565

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

11. BUSINESS SEGMENTS (CONTINUED)

                                                      NORTH       NORTH
                                                    AMERICAN     AMERICAN
                                                    WHOLESALE   COMMERCIAL   EUROPEAN     TOTAL
                                                    ---------   ----------   --------   ----------
  Interest income.................................     4,387           39          43        4,469
  Interest expense................................     1,518          565       1,303        3,386
  Depreciation and amortization...................     8,951        2,066       4,037       15,054
  Segment net income (loss) before provision for
  income taxes....................................    26,207      (12,863)     (1,790)      11,554
  Other significant non-cash items:
    Capital lease additions.......................    11,080           --      23,136       34,216
    Deposit applied against capital leases........        --           --       4,405        4,405
    Tax benefit related to stock options..........     5,635           --          --        5,635
  Segment assets..................................   208,125       16,615     149,911      374,651
  Expenditures for segment assets.................    59,288          837      52,895      113,020

1999
  Revenues from external customers................  $465,831     $471,504    $124,439   $1,061,774
  Revenue between segments........................   214,742       15,683      33,874      264,299
  Interest income.................................     1,812          261         119        2,192
  Interest expense................................    (2,241)      (4,783)     (2,871)      (9,895)
  Depreciation and amortization...................    16,797       16,071      11,368       44,236
  Segment net income (loss) before provision for
  income taxes....................................   (13,018)     (25,860)    (37,065)     (75,943)
  Other significant non-cash items:
    Capital lease additions.......................        --           --      27,605       27,605
    Vendor financing arrangements.................    62,666           --          --       62,666
    Segment assets................................   290,364      343,888     173,502      807,754
  Expenditures for segment assets.................    54,797        1,481       4,039       60,317

    Segment information for North America represents primarily activity in the United States. In 1999, approximately 98.1 percent of European revenue from external customers was generated in Germany.

12. QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED)

    The following table presents unaudited quarterly operating results, including the results of CEO, T-One and UDN for each of the Company's eight quarters in the two-year period ended December 31, 1999 (in thousands):

                                                                     QUARTER ENDED
                                                      -------------------------------------------
                                                      MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                      ---------   --------   ---------   --------
1998
  Net sales.........................................  $136,571    $138,911   $169,686    $174,052
  Operating income (loss)...........................     3,622       4,337      4,204      (1,388)
  Net income (loss).................................     1,343       2,365      2,356      (4,433)

1999
  Net sales.........................................  $228,209    $272,269   $279,216    $282,080
  Operating loss....................................    (6,342)    (33,248)    (8,559)    (21,464)
  Net loss..........................................    (7,552)    (27,932)    (8,763)    (19,600)

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

13. SUBSEQUENT EVENTS

    On January 18, 2000 STAR was notified that its capacity on the China-US Undersea Cable System would be reclaimed, unless a payment of approximately $47.0 million was made by February 1, 2000. The $47.0 million represents the total amount of liabilities due to the China-US Undersea Cable System as of December 31, 1999. STAR elected to allow reclamation of the capacity to take place. As a result, STAR will remove the capitalized cost of $48.7 million, which is included in operating equipment at December 31, 1999, and the related accounts payable balance in the first quarter of 2000.

    On February 11, 2000, World Access and STAR entered into a definitive agreement to merge STAR with and into World Access. Under the terms of the agreement, each share of STAR common stock will be converted into 0.3905 shares of World Access common stock. World Access may, at its election, pay up to 40% of the merger consideration in cash.

    The merger is subject to, among other things, certain regulatory approvals, the approval of the shareholders of World Access and STAR, and the divestiture by STAR of its prepaid card and dial around businesses for minimum net cash proceeds of $150 million. Any net proceeds in excess of the specified minimum proceeds would be added to the merger consideration. The merger will be accounted for as a purchase transaction. The transaction is expected to close by the end of the second quarter of 2000.

    In connection with the acquisition of PT-1 on February 4, 1999, the Company and PT-1 placed 500,000 shares of STAR common stock into escrow for issuance to certain PT-1 distributors for no consideration. As a result of subsequent negotiations, the Company entered into a distribution agreement with NY Phone Card Distributors LLC ("Distribution Co."), a partnership of distributors, on March 1, 2000. The agreement provides for a total of 400,000 shares of STAR common stock to be issued to Distribution Co. under the following arrangements:
(i) 228,750 shares at the date of execution, (ii) 31,250 shares at the end of May 2000, provided that the agreement is still in effect, and (iii) 140,000 shares contingently issuable based on certain minimum purchase requirements.

    Under the agreement, the accounts receivable balances totaling $1.2 million as of March 1, 2000 were converted into interest free notes receivable due in monthly installments through January 2001.

    The agreement requires Distribution Co. to purchase a minimum of approximately $121 million of prepaid calling cards from PT-1 during the period from March 2000 through May 2001, with additional quarterly increases of three percent from June 2001 through May 2002.

    On March 29, 2000, STAR entered into a Letter of Intent to sell the assets of PT-1 to PT-1 Acquiror for cash proceeds of $150 million less certain liabilities, and subject to a purchase price adjustment based on an audit of PT-1 to be conducted after the close of the sale of PT-1. Due diligence is currently in process by PT-1 Acquiror and a definitive acquisition agreement is expected to be completed by April 21, 2000. This transaction is subject to shareholder approval. STAR expects to close this transaction during the second quarter of fiscal 2000 and to record a loss of approximately $100 million on this sale at closing.

    On April 12, 2000, STAR entered into a note agreement with WorldCom which provides for the conversion of $56.0 million of trade payables into a note payable. The note is secured by the customer base of the Company, bears interest at 16.0% per annum and is payable at the earlier of the close of the World Access, Inc. merger or August 1, 2000. Management believes that the PT-1 asset sale and the World Access merger will close as planned and the WorldCom note will be satisfied at maturity.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

13. SUBSEQUENT EVENTS (CONTINUED)
    On February 14, 2000 an individual shareholder of STAR Telecommunications, Inc., filed a lawsuit in Santa Barbara Superior Court seeking to block STAR's pending merger with World Access. The suit alleges that STAR and its Board of Directors failed to take actions necessary to attain a higher valuation for the company than provided for in the World Access merger, and seeks to block the pending merger. STAR believes the lawsuit is without merit and will defend itself vigorously against the class action shareholder lawsuit. STAR has filed demurrers on the grounds that the complaints are legally deficient.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of STAR Telecommunications, Inc. and Subsidiaries

We have audited in accordance with generally accepted auditing standards the consolidated financial statements of STAR Telecommunications, Inc. and Subsidiaries, included in this Form 10-K, and have issued our report thereon dated April 14, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule of valuation and qualifying accounts is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Los Angeles, California
April 14, 2000

                                                                     SCHEDULE II

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT                                          BALANCE AT
                                            BEGINNING OF                                           END OF
                                               PERIOD      ACQUISITION   PROVISION   WRITE-OFF     PERIOD
                                            ------------   -----------   ---------   ---------   ----------
                                                                    (IN THOUSANDS)
Allowance for doubtful accounts
  Year ended December 31, 1997............     $ 6,521       $    --      $13,770    $ (7,229)     $13,062
  Year ended December 31, 1998............     $13,062       $    --      $ 7,477    $ (7,978)     $12,561
  Year ended December 31, 1999............     $12,561       $37,925      $25,003    $(28,782)     $46,707

Deferred tax valuation allowance
  Year ended December 31, 1997............     $ 5,152       $    --      $   862    $     --      $ 6,014
  Year ended December 31, 1998............     $ 6,014       $    --      $ 3,455    $     --      $ 9,469
  Year ended December 31, 1999............     $ 9,469       $    --      $17,385    $     --      $26,854