Form 10-Q
period 2000-03-31
STAR TELECOMMUNICATIONS INC
filed 2000-05-18
CIK 1026486

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-22581

                            ------------------------

                         STAR TELECOMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

                    DELAWARE                                         77-0362681
            (State of incorporation)                              (I.R.S. Employer
                                                               Identification Number)

             223 EAST DE LA GUERRA,                                    93101
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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 5, 2000, the number of shares of the registrant's Common Stock outstanding was 58,631,802 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL INFORMATION:

Item 1:                 Financial Statements

                        Condensed Consolidated Balance Sheets As Of December 31,
                        1999
                        And March 31, 2000 (unaudited)..............................         3

                        Condensed Consolidated Statements Of Operations For The
                        Three Month Periods
                        Ended March 31, 1999 And 2000 (unaudited)...................         4

                        Condensed Consolidated Statements Of Cash Flows For The
                        Three Month Periods Ended March 31, 1999 And 2000
                        (unaudited).................................................         5

                        Notes To Condensed Consolidated Financial Statements........         7

Item 2:                 Management's Discussion And Analysis Of Financial Condition
                        And Results Of Operations...................................        12

Item 3:                 Quantitative And Qualitative Disclosures About Market
                        Risks.......................................................        16

PART II - OTHER INFORMATION.........................................................        17

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          2000
                                                              ------------   -----------
                                                                             (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................    $ 25,561       $ 14,170
  Short-term investments....................................       1,482          1,316
  Accounts and notes receivable, net........................     167,403        164,935
  Receivable from related parties...........................       1,390            845
  Other current assets......................................      39,250         45,745
                                                                --------       --------
    Total current assets....................................     235,086        227,011
                                                                --------       --------
Long-Term Assets:
  Property and equipment, net...............................     363,089        309,734
  Intangible assets, net....................................     200,582        197,518
  Other.....................................................       8,997          7,621
                                                                --------       --------
    Total assets............................................    $807,754       $741,884
                                                                ========       ========
Current Liabilities:
  Revolving lines of credit.................................    $ 43,540       $ 25,970
  Current portion of long-term obligations..................      18,528         18,314
  Accounts payable..........................................     159,920        162,758
  Accrued network costs.....................................     147,672        118,165
  Related party payable.....................................       1,133          1,329
  Other accrued expenses....................................      25,840         23,334
  Deferred revenue..........................................      36,374         37,886
                                                                --------       --------
    Total current liabilities...............................     433,007        387,756
                                                                --------       --------
Long-Term Liabilities:
  Long-term obligations, net of current portion.............      49,324         43,096
  Other long-term liabilities...............................      47,369         40,964
                                                                --------       --------
    Total long-term liabilities.............................      96,693         84,060
                                                                --------       --------
Stockholders' Equity:
  Common stock $.001 par value:
  Authorized - 100,000,000 shares...........................          58             58
  Additional paid-in capital................................     365,845        365,903
  Deferred compensation.....................................      (2,160)        (1,985)
  Note receivable from stockholder..........................      (3,714)        (3,785)
  Accumulated other comprehensive loss......................      (6,022)        (7,646)
  Accumulated deficit.......................................     (75,953)       (82,477)
                                                                --------       --------
    Total stockholders' equity..............................     278,054        270,068
                                                                --------       --------
    Total liabilities and stockholders' equity..............    $807,754       $741,884
                                                                ========       ========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999       2000
                                                              --------   ---------
                                                                  (UNAUDITED)
Revenue.....................................................  $228,209   $ 255,105
Operating expenses:
  Cost of services..........................................   192,914     225,840
  Selling, general and administrative expenses..............    31,465      33,329
  Depreciation and amortization.............................     8,730      13,050
  Merger expense............................................     1,442          --
                                                              --------   ---------
                                                               234,551     272,219
                                                              --------   ---------
  Loss from operations......................................    (6,342)    (17,114)
                                                              --------   ---------
Other income (expense):
  Interest income...........................................       729         189
  Interest expense..........................................    (1,213)     (2,924)
  Other.....................................................    (2,021)     10,696
                                                              --------   ---------
                                                                (2,505)      7,961
                                                              --------   ---------
  Loss before benefit for income taxes......................    (8,847)     (9,153)
Benefit for income taxes....................................    (1,295)     (2,629)
                                                              --------   ---------
Net loss....................................................  $ (7,552)  $  (6,524)
                                                              ========   =========
Basic and diluted loss per share............................  $  (0.14)  $   (0.11)
                                                              ========   =========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                  (UNAUDITED)
Cash Flows From Operating Activities:
  Net loss..................................................  $ (7,552)  $ (6,524)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................     8,730     13,050
    Loss (Gain) on investment...............................        46    (12,898)
    Loss on disposal of equipment...........................        --      1,508
    Provision for doubtful accounts.........................     2,283      6,708
    Deferred income taxes...................................    (1,315)       (95)
    Deferred compensation...................................        --        (68)
    Change in assets and liabilities net of effects from
      purchase of PT-1:
      Accounts and notes receivable, net....................   (20,448)   (20,310)
      Receivable from related parties.......................       104        474
      Other assets..........................................     2,853     (1,558)
      Accounts payable......................................    10,685     53,355
      Related party payable.................................    (1,739)       196
      Accrued network cost..................................    16,027    (28,504)
      Other accrued expenses................................    11,407       (866)
      Deferred revenue......................................    (2,160)     1,533
      Other liabilities.....................................      (328)    (1,669)
                                                              --------   --------
          Net cash provided by operating activities.........    18,593      4,332
                                                              --------   --------

Cash Flows From Investing Activities:
  Capital expenditures......................................   (32,021)    (7,612)
  Short-term investments....................................       920        102
  Purchase of PT-1, net of cash acquired....................    13,898         --
  Payment to former shareholder of PT-1.....................    (2,000)        --
  Sale of investments.......................................        --     13,830
  Other long term assets....................................    (3,475)      (838)
                                                              --------   --------
          Net cash (used) provided by investing
            activities......................................   (22,678)     5,482
                                                              --------   --------

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999       2000
                                                              --------   ---------
                                                                  (UNAUDITED)
Cash Flows From Financing Activities:
  Borrowings under line of credit...........................        --      94,526
  Repayments under lines of credit..........................   (15,230)   (112,096)
  Borrowings under long-term debt and capital lease
    obligations.............................................       271          --
  Payments under long-term debt and capital lease
    obligations.............................................    (6,264)     (4,597)
  Stock options exercised...................................       145          58
  Other financing activities................................       (45)         --
                                                              --------   ---------
          Net cash used in financing activities.............   (21,123)    (22,109)
                                                              --------   ---------

Effects Of Foreign Currency Translation.....................      (724)        904

Decrease in cash and cash equivalents.......................   (25,932)    (11,391)
Cash and cash equivalents, beginning of period..............    47,297      25,561
                                                              --------   ---------
Cash and cash equivalents, end of period....................  $ 21,365   $  14,170
                                                              ========   =========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) GENERAL

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, as set forth in our Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the current year presentation. The results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2) BUSINESS AND PURPOSE

    We are a multinational telecommunications services company focused primarily on the international long distance market. We offer low-cost switched voice services on a wholesale basis primarily to U.S. based long distance carriers. We provide international long distance services through a flexible network comprised of foreign termination relationships, international gateway switches, leased and owned transmission facilities and resale arrangements with other long distance providers.

    We operate several wholly-owned foreign subsidiaries to further expand our international network. We have made substantial investments to install switch facilities in four of our subsidiaries, Star Europe Limited ("SEL") which is located in London, England, Star Telecommunications Deutschland Holding, GmbH and affiliates ("GmbH") which is located in Frankfurt, Germany, Star Telecommunications Switzerland which is located in Geneva, Switzerland, and Star Telecommunications Austria GmbH, which is located in Vienna, Austria. We use these switching facilities to decrease international traffic termination costs and to initiate outbound calls from these local markets.

    We provide domestic commercial long distance services throughout the United States through our subsidiaries, CEO Telecommunications, Inc. ("CEO"), and CEO California Telecommunications, Inc. ("CEO CA"), and AS Telecommunications, Inc. ("ALLSTAR Telecom").

    Prepaid calling cards and dial around service are provided through our subsidiary, PT-1 Communications, Inc. ("PT-1").

(3) NET LOSS PER COMMON SHARE

    The following schedule summarizes the information used to compute basic and diluted net loss per common share for the three month periods ended March 31, 1999 and 2000. No common share

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(3) NET LOSS PER COMMON SHARE (CONTINUED) equivalents will be considered in the computation of diluted earnings per share for 1999 and 2000, as the effect would be anti-dilutive (in thousands):

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Weighted number of common shares used to compute basic and
  diluted loss per share....................................   52,628     58,601
                                                               ======     ======

    For the three month periods ended March 31, 1999 and 2000, stock options to purchase 3,683,000 and 3,722,415 shares, respectively, of common stock were outstanding, but were excluded from the computation of diluted earnings per share, as such options were anti-dilutive.

(4) COMPREHENSIVE INCOME (LOSS)

    On January 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income". For year end financial statements, SFAS 130 requires us to display comprehensive income (which is the total of net income and all other non-owner changes in equity) with the same prominence as other consolidated financial statements. For the year end financial statements, we display the components of other comprehensive loss in the consolidated statements of stockholders' equity. During the three-month periods ended March 31, 1999 and 2000, comprehensive loss consisting of foreign currency translation adjustments of $2,122,000 and $1,624,000, respectively, resulted in total comprehensive loss of $9,674,000 and $8,148,000, respectively.

(5) SIGNIFICANT EVENTS

    On January 18, 2000, we were notified that our capacity on the China-US Undersea Cable System would be reclaimed, unless we made a payment of approximately $47.2 million by February 1, 2000. The $47.2 million represents the total amount of liabilities owed to the China-US Undersea Cable System as of December 31, 1999. We allowed reclamation of the capacity to take place. As a result, we removed the capitalized cost of $48.7 million, which is included in operating equipment at December 31, 1999, and the related accounts payable balance of $47.2 million in the first quarter of 2000. The remaining balance of the capitalized cost of $1.5 million was expensed and included in other income for the three months ended March 31, 2000.

    On February 11, 2000, we entered into a definitive agreement to merge with and into World Access, Inc. ("World Access"). Under the terms of the agreement, each share of our common stock will be converted into 0.3905 shares of World Access common stock. World Access may, at its election, pay up to 40% of the merger consideration in cash.

    The merger is subject to, among other things, certain regulatory approvals, the approval of the shareholders of World Access and STAR, and the divestiture of our prepaid calling card and dial around business for minimum net cash proceeds of $150 million. Any net proceeds in excess of $150 million would be added to the merger consideration. The merger will be accounted for as a purchase transaction. The transaction is expected to close in the third quarter of 2000.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(5) SIGNIFICANT EVENTS (CONTINUED)
    In connection with the acquisition of PT-1 on February 4, 1999, PT-1 and STAR placed 500,000 shares of STAR common stock into escrow for issuance to certain PT-1 distributors for no consideration. After further negotiations, we entered into a distribution agreement with NY Phone Card Distributors LLC ("Distribution Co."), a partnership of distributors, on March 1, 2000. The agreement provides for a total of 400,000 shares of our common stock to be issued to Distribution Co. as follows: (i) 228,750 shares at the date of execution, (ii) 31,250 shares at the end of May 2000, provided that the agreement is still in effect, and (iii) 140,000 shares contingently issuable based on certain minimum purchase requirements.

    Under the agreement, we converted our accounts receivable balances totaling $1.2 million as of March 1, 2000 into interest free notes receivable due in monthly installments through January 2001.

    The agreement requires Distribution Co. to purchase a minimum of approximately $121 million of prepaid calling cards from PT-1 during the period from March 2000 through May 2001, with additional quarterly increases of three percent from June 2001 through May 2002.

    On March 29, 2000, we entered into a letter of intent to sell the assets of PT-1 to a third party ("PT-1 Acquiror") for cash proceeds of $150 million less certain liabilities. The proceeds are subject to a purchase price adjustment based on an audit of PT-1 after the sale is closed. Due diligence is currently in process by PT-1 Acquiror and a definitive acquisition agreement is expected to be completed by May 31, 2000. Upon obtaining shareholder approval of this transaction we will record a loss of approximately $90 million.

    On February 14, 2000, an individual shareholder of STAR filed a lawsuit in Santa Barbara Superior Court seeking to block our pending merger with World Access. The suit alleged that we and our board of directors failed to take actions necessary to attain a higher valuation for STAR than as provided for in the merger agreement. We filed demurrers on the grounds that the complaints were legally deficient. On May 5, 2000, during a hearing to address the demurrers, the Superior Court granted our demurrers without the opportunity to amend, effectively dismissing the lawsuit.

(6) STATEMENTS OF CASH FLOWS

    During the three month periods ended March 31, 1999 and 2000, cash paid for interest was approximately $1,381,000 and $2,668,000, respectively. For the same periods, cash paid for income taxes amounted to approximately $1,684,000 and $239,000, respectively.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(6) STATEMENTS OF CASH FLOWS (CONTINUED)
    Non-cash investing and financing activities, which are excluded from the consolidated statements of cash flows, are as follows (in thousands):

                                                                  THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        2000
                                                              ---------   --------
Equipment purchased through capital leases..................  $      --   $   294
Assets acquired through a vendor financing arrangement......         --     2,481
Disposition of cable systems................................         --    47,200
Other non-cash transactions.................................         --    11,906
Detail of acquisition:
  Fair value of assets acquired.............................    303,743        --
  Liabilities assumed.......................................   (144,563)       --
  Common stock issued.......................................   (153,578)       --
  Notes payable issued......................................    (19,500)       --
                                                              ---------   -------
                                                              $ (13,898)  $61,881
                                                              =========   =======

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(7) SEGMENT INFORMATION

    At March 31, 2000, we have three separately managed business segments, North American Wholesale, North American Commercial and European long distance telecommunications.

                                                               NORTH       NORTH
                                                             AMERICAN     AMERICAN
THREE MONTHS ENDED, MARCH 31, 1999 (IN THOUSANDS)            WHOLESALE   COMMERCIAL   EUROPEAN    TOTAL
-------------------------------------------------            ---------   ----------   --------   --------
Revenues from external customers...........................  $127,702     $ 75,016    $25,491    $228,209
Revenues from other segments...............................    34,819        1,107      9,216      45,142
Interest income............................................       643           75         11         729
Interest expense...........................................       479          418        316       1,213
Depreciation and amortization..............................     3,595        3,003      2,132       8,730
Segment net income (loss) before provision (benefit) for
  income taxes.............................................     5,378      (11,140)    (3,085)     (8,847)
Segment assets.............................................   195,037      318,608    125,029     638,674

                                                               NORTH       NORTH
                                                             AMERICAN     AMERICAN
THREE MONTHS ENDED, MARCH 31, 2000 (IN THOUSANDS)            WHOLESALE   COMMERCIAL   EUROPEAN    TOTAL
-------------------------------------------------            ---------   ----------   --------   --------
Revenues from external customers...........................  $ 81,297     $135,150    $38,658    $255,105
Revenues from other segments...............................   103,885           --      6,623     110,508
Interest income............................................         6           62        121         189
Interest expense...........................................     1,859          296        769       2,924
Depreciation and amortization..............................     5,059        4,337      3,654      13,050
Segment net income (loss) before provision (benefit) for
  income taxes.............................................    (5,538)      (3,179)      (436)     (9,153)
Segment assets.............................................   232,298      339,737    169,849     741,884

(8) RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1998 and June 1999, the AICPA issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. We will adopt SFAS No. 133 in January 2001. We are currently analyzing the statement to determine the impact, if any, on our financial position or results of operations.

(9) SUBSEQUENT EVENTS

    On April 12, 2000, we signed a note agreement, which converted $56.0 million of trade payables we owed to MCI WorldCom Network Services, Inc. ("WorldCom") into a note payable. The note is secured by substantially all of our assets, bears interest at 16% per annum and is payable at the earlier of (i) termination of the merger agreement with World Access, (ii) the close of the World Access merger or (iii) August 1, 2000. Management believes that the World Access merger will close as planned and the WorldCom note will be satisfied at maturity.

    On April 18, 2000, Samer Tawfik resigned as a director of STAR.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of our future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of numerous factors including among others, the following: (i) changes in customer rates per minute; (ii) foreign currency fluctuations; (iii) termination of certain service agreements or inability to enter into additional service agreements; (iv) inaccuracies in our forecast of traffic growth; (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vi) foreign political or economic instability; (vii) changes in the availability of transmission facilities; (viii) loss of the services of key officers; (ix) loss of a customer which provides us with significant revenues; (x) highly competitive market conditions in the industry; (xi) concentration of credit risk; and (xii) availability of long term financing. The foregoing review of the important factors should not be considered as exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    The following table sets forth income statement data as a percentage of revenues for the periods indicated.

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                1999         2000
                                                              --------     --------
Revenues....................................................     100%         100%
Operating expenses:
  Cost of services..........................................    84.5         88.5
  Selling, general and administrative.......................    13.8         13.1
  Depreciation and amortization.............................     3.8          5.1
  Merger expense............................................     0.6           --
                                                               -----        -----
                                                               102.8        106.7
                                                               -----        -----
  Loss from operations......................................    (2.8)        (6.7)
                                                               -----        -----
Other income (expense):
  Interest income...........................................     0.3          0.1
  Interest expense..........................................    (0.5)        (1.1)
  Other.....................................................    (0.9)         4.2
                                                               -----        -----
                                                                (1.1)         3.1
                                                               -----        -----
Loss before benefit for income taxes........................    (3.9)        (3.6)
Benefit for income taxes....................................    (0.6)        (1.0)
                                                               -----        -----
Net loss....................................................    (3.3)%       (2.6)%
                                                               =====        =====

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH, 31, 2000

    REVENUES: Total revenues increased 11.8% to $255.1 million in the first quarter of 2000 from $228.2 million in the first quarter of 1999. The increase is primarily a result of the continued growth in the North American commercial operations, which contributed revenues from prepaid calling card and dial around programs, and the European operations.

    Revenues from North American wholesale customers decreased 36.3% to $81.3 million in the current quarter from $127.7 million in the prior year's first quarter. Minutes of use generated by North American wholesale customers decreased 7.0% to 481.1 million in the first quarter of 2000, as compared to
517.3 million in the comparable quarter of the prior year. This decrease in revenues and minutes is partially the result of our purchase of PT-1 on February 4, 1999, which was a significant wholesale customer. Revenues related to sales to PT-1 prior to the acquisition and included in first quarter 1999 revenues were $14.4 million generated by 45.1 million minutes of use. We continue to experience growth in the number of North American wholesale customers, which increased to 226 at March 31, 2000, up from 179 customers at March 31, 1999. Potential growth in revenue for the first quarter of 2000 from the increase in customers was substantially offset by a decline in rates per minute and increased competition. The average North American wholesale rate per minute of use declined 32.0% to $0.17 for the current quarter as compared to $0.25 for the quarter ended March 31, 1999, reflecting continued pricing pressures on competitive routes.

    North American commercial revenues increased 80.2% to $135.2 million in the first quarter of 2000 from $75.0 million in the first quarter of 1999. The increase is due primarily to the consummation of the PT-1 acquisition in the first quarter of 1999 which diversified our revenue base with both prepaid calling cards and dial around programs. Minutes of use generated by North American commercial customers increased 132.1% to 986.9 million in the first quarter of 2000, as compared to 425.2 million in the comparable quarter of 1999. The average North American commercial rate per minute decreased 22.2% to $0.14 cents per minute in the first quarter of 2000 from $0.18 cents per minute in the first quarter of 1999, primarily due to continued competition on competitive routes.

    The first quarter of 2000 also included revenues generated from the European operations, which increased 51.7% to $38.6 million, as compared to approximately $25.5 million in the first quarter of 1999. The increase is due primarily to an increase in the minutes of use of 146.3% from 385.2 million in the first quarter of 1999 to 948.7 million in the first quarter of 2000. The growth in revenue is primarily the result of an increase in wholesale customers from March 31, 1999 to March 31, 2000 from approximately 67 to approximately 520. Management believes that the prospects for growth in Europe remain strong as STAR Telecommunications Deutschland GmbH is fully utilizing its interconnect with Deutsche Telekom AG, as well as with other European PTTs. In addition, management expects continued growth in European revenues due to continued development of the Austrian and Swiss markets.

    COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION): Total cost of services (exclusive of depreciation and amortization) increased 17.1% to $225.8 million in the first quarter of 2000 from $192.9 million in the first quarter of 1999 and increased as a percentage of revenues for the same periods to 88.5% from 84.5%.

    Cost of services (exclusive of depreciation and amortization) from North American vendors increased 8.5% to $189.4 million in the first quarter of 2000 from $174.6 million in the first quarter of 1999 and increased as a percentage of North American revenues to 87.5% from 86.1%, respectively. The growth in cost of services (exclusive of depreciation and amortization) reflects the increase in minutes of use from the commercial usage generated from prepaid calling card and dial around programs offset by an overall declining average cost per minute. The average cost per minute declined as a result of competitive pricing pressures, a larger proportion of lower cost per minute countries, as well as an increasing proportion of traffic routed on our proprietary network. Management believes that the average cost per minute will continue to decline as we expand our domestic and international network.

    The first quarter of 2000 also includes cost of services (exclusive of depreciation and amortization) from the European operations, which increased over 98.9% to $36.4 million, compared to $18.3 million in the first quarter of 1999. The increase in cost of services (exclusive of depreciation and amortization) from the European operations was attributable to increased usage and private line costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: For the first quarter of 2000, total selling, general and administrative expenses, exclusive of merger expenses, increased 5.9% to $33.3 million from $31.5 million in the first quarter of 1999 and decreased as a percentage of revenues to 13.1% from 13.8% over the comparable 1999 period. This compares to total selling, general and administrative expenses, exclusive of merger expenses for the fourth quarter of 1999 of $41.7 million, representing a decrease of $8.4 million or 20.0% from the fourth quarter of 1999 to the first quarter of 2000. This significant improvement represents our continued cost saving efforts throughout our North American operations.

    North American selling, general and administrative expenses decreased 9.4% to $23.1 million in the first quarter of 2000 from $25.5 million in the first quarter of 1999. For the first quarter of 2000, North American selling, general and administrative expenses decreased as a percentage of North American revenues to 10.7% from 12.6% in the first quarter of 1999. The decrease is primarily a result of the elimination of redundant staff positions during the third quarter of 1999 after the PT-1 and United Digital Network, Inc. ("UDN") mergers, and decreased commission, advertising and promotion expenses during the first quarter of 2000 as compared to the first quarter of 1999. Had the entire first quarter of PT-1's operating results been included in the first quarter of 1999, selling, general and administrative expenses, exclusive of merger expenses, would have decreased $6.8 million dollars in the first quarter of 2000 or approximately 22.6% as compared to the first quarter of 1999.

    Selling, general and administrative expenses related to the European operations increased 70.0% to $10.2 million in the first quarter of 2000 from approximately $6.0 million in the first quarter of 1999. The increase is primarily a result of increases in compensation, advertising and promotion expenses during the first quarter of 2000, as compared to the first quarter of 1999. This reflects our commitment during 1999 to expand our commercial sales force and back office support personnel in Germany.

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense increased over 49.5% to $13.1 million for the first quarter of 2000 from $8.7 million for the first quarter of 1999, and increased as a percentage of revenues to 5.1% from 3.8% over the comparable period in the prior year. The increase is due primarily to significant asset additions in Europe and the inclusion of the depreciation expense for PT-1 assets. Depreciation expense also increased as a result of our investment in domestic broadband capacity during 1999. Depreciation and amortization expense attributable to North American assets amounted to $9.4 million in the first quarter of 2000. European operations realized total depreciation and amortization expense of $3.7 million in the first quarter of 2000. We expect depreciation and amortization expense to continue to increase as a percentage of revenues as we continue to expand our global telecommunications network.

    LOSS FROM OPERATIONS: In the first quarter of 2000, loss from operations was $17.1 million compared to loss from operations of $6.3 million in the first quarter of 1999. Operating margin in the first quarter of 2000 was a negative 6.7% as compared to a negative 2.8% in the first quarter of 1999. Operating margin decreased in the first quarter of 2000 primarily due to rate compression in the wholesale market, the increase in depreciation and amortization expense, and increased expenses due to our continued European expansion.

    OTHER INCOME (EXPENSE): We reported other income, net, of approximately $8.0 million in the first quarter of 2000, as compared to other expense, net, of approximately $2.5 million for the first quarter of 1999. This is primarily due to a gain of approximately $12.9 million on the sale of a foreign investment by our German subsidiary. This gain was offset by interest expense of $2.9 million on our line of credit and capital lease obligations for switches and a $1.5 million loss on the disposal of our cable systems.

    BENEFIT FOR INCOME TAXES: We recorded a tax benefit of $2.6 million in the first quarter of 2000 due to operating losses compared to a tax benefit of $1.3 million in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES.

    We have incurred significant operating and net losses over the past fifteen months. Several factors have contributed to this situation. We experienced significant pricing pressures in the wholesale market, with deteriorating wholesale gross margins during the last fifteen months. We continue to deploy new international direct circuits in an effort to increase the number of on-net countries which historically have provided higher wholesale margins.

    As of March 31, 2000, we had cash and cash equivalents of approximately $14.2 million, short-term investments of $1.3 million, and a working capital deficit of $160.7 million.

    Cash provided by operating activities for the three months ended March 31, 2000, totaled $4.3 million as compared with cash provided by operating activities of $18.6 million for the same period in 1999 reflecting increases in accounts payable offset by the use of cash to fund operating losses, increases in accounts receivables, and decreases in accrued network cost.

    Cash provided by investing activities for the three months ended March 31, 2000, totaled $5.5 million primarily as a result of sale of investments of approximately $13.8 million. Cash received from the sale of investments was offset by capital expenditures of $7.6 million. Capital expenditures for the same period last year totaled $32.0 million. These capital expenditures for the three months ended March 31, 2000 related primarily to the continued development of our network, which included switch expansion, and the replacement of leased line facilities with IRU's and ownership interests on both domestic and international cable systems.

    Cash used by financing activities for the three months ended March 31, 2000, totaled $22.1 million primarily reflecting additional borrowings under our line of credit offset by repayments on the line of credit, long-term debt and capital lease obligations. Our indebtedness at March 31, 2000 was approximately $87.4 million, of which $43.1 million was long-term debt and $44.3 million was short-term debt. Our debt is currently a combination of credit facility borrowings and capital leases for operating equipment.

    As of March 31, 2000, we had $26.0 million outstanding on our receivables financing agreement. The facility allows us to borrow up to $75 million based upon our eligible accounts receivable, bears interest at prime plus 2.0% and expires on November 30, 2001.

    On April 12, 2000, we signed a note agreement, which converted $56.0 million of trade payables we owed to MCI WorldCom Network Services, Inc. ("WorldCom") into a note payable. The note is secured by substantially all of our assets, bears interest at 16% per annum and is payable at the earlier of (i) termination of the merger agreement with World Access, (ii) the close of the World Access merger or (iii) August 1, 2000. Management believes that the World Access merger will close as planned and the WorldCom note will be satisfied at maturity.

    On February 11, 2000, we entered into a merger agreement with World Access. The agreement calls for World Access to infuse cash in the form of a bridge loan of up to $35 million with $25 million for U.S. operations and $10 million for GmbH. The anticipated financing agreement with World Access will provide for predetermined initial advances with additional advances to be made solely in World Access's discretion.

    On March 29, 2000, we entered into a letter of intent to sell the assets of PT-1 to a third party ("PT-1 Acquiror") for cash proceeds of $150 million less certain liabilities. The proceeds are subject to a purchase price adjustment based on an audit of PT-1 after the sale is closed. Due diligence is currently in process by PT-1 Acquiror and a definitive acquisition agreement is expected to be completed by May 31, 2000. Upon obtaining shareholder approval of this transaction we will record a loss of approximately $90 million.

    We believe that the PT-1 sale and the merger with World Access will be completed as scheduled and that the WorldCom note payable will be satisfied at maturity. We believe that our operating cash flow, World Access line of credit availability and the proceeds from the PT-1 sale will be adequate to meet our operating requirements for at least fiscal 2000. Nevertheless, as we continue to expand our network facilities as needed, our liquidity needs may increase, perhaps significantly, which could require us to seek additional financing, such as capital leases, or the expansion of our borrowing capacity under current or new lines of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    FOREIGN CURRENCY RISK. As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have a material adverse impact upon our financial results. No material changes have occurred in the quarter that would impact our exposure to foreign currency risk.

    INTEREST RATE RISK. We have borrowings under our purchase of receivable facility and long-term debt for capital equipment. Some of these agreements are based on variable interest rates. At any time, a sharp rise in interest rates could have a material adverse impact upon our cost of working capital and interest expense. No material changes have occurred in the quarter that would impact our exposure to interest rate risk.

    The following table presents the hypothetical impact on our financial results for changes in interest rates for the variable rate obligations we held at March 31, 2000. The modeling technique used measures the change in our results arising from selected potential changes in interest rates. Market rate changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS over a twelve month time horizon.

                        INTEREST RATE EXPOSURE ANALYSIS
  INCREASE OR (DECREASE) IN ANNUAL INTEREST EXPENSE DUE TO CHANGES IN INTEREST
                                     RATES
                             (DOLLARS IN THOUSANDS)

DESCRIPTION                                50 BPS    100 BPS    150 BPS    (50) BPS   (100) BPS   (150) BPS
-----------                               --------   --------   --------   --------   ---------   ---------
Line of Credit..........................    $130       $260       $390      $ (130)    $ (260)     $ (390)
Long Term Debt..........................    $307       $615       $922      $ (307)    $ (615)     $ (922)

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On February 14, 2000 and March 1, 2000, identical class action complaints were filed against us and directors Christopher E. Edgecomb, Mary A. Casey, Mark Gershein, Gordon Hutchins, Jr., John R. Snedegar, Arunas A. Chesonis and Samer Tawfik. The complaints alleged causes of action for breach of fiduciary duty arising from approval of the merger with World Access and sought both injunctive relief and damages. We filed demurrers on the grounds that the complaints were legally deficient. On May 5, 2000, during a hearing to address our demurrers, the Superior Court granted our demurrers without the opportunity to amend, effectively dismissing the lawsuit.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    At March 31, 2000, we were in compliance with all covenants under the receivables financing agreement with RFC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)            EXHIBIT    DESCRIPTION
                         10.75     Workout Agreement, dated April 12, 2000, between STAR, MCI
                                   WorldCom Network Services, Inc. ("WorldCom") and certain of
                                   STAR's subsidiaries.

                         10.76     Promissory Note, dated April 12, 2000, between STAR and
                                   WorldCom.

                         10.77     Security Agreement, dated April 12, 2000, between STAR and
                                   WorldCom and certain of STAR's subsidiaries.

                         10.78     Pledge Agreement, dated April 12, 2000, between STAR and
                                   WorldCom and certain of STAR's subsidiaries.

                         10.79     Guaranty, dated April 12, 2000, between WorldCom and certain of STAR's subsidiaries.

                         27.1      Financial Data Schedule.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       STAR TELECOMMUNICATIONS, INC.

Dated: May 18, 2000                                    By:         /s/ CHRISTOPHER E. EDGECOMB
                                                            -----------------------------------------
                                                                     Christopher E. Edgecomb
                                                               CHIEF EXECUTIVE OFFICER AND DIRECTOR
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

                                                       By:              /s/ JOHN J. PASINI
                                                            -----------------------------------------
                                                                          John J. Pasini
                                                                    VICE PRESIDENT OF FINANCE
                                                                  (PRINCIPAL ACCOUNTING OFFICER)