Form 10-Q
period 2000-06-30
STAR TELECOMMUNICATIONS INC
filed 2000-08-18
CIK 1026486

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

                      FOR THE QUARTER ENDED JUNE 30, 2000
                                       OR

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
       (State of incorporation)                (I.R.S. Employer Identification No.)

        223 EAST DE LA GUERRA,                                93101
       SANTA BARBARA, CALIFORNIA                            (Zip Code)
    (Address of principal executive
               offices)

                                 (805) 899-1962

              (Registrant's telephone number, including area code)

                                      NONE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 1, 2000, the number of shares of the registrant's Common Stock outstanding was 58,656,802 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I--FINANCIAL INFORMATION:

Item 1:                 Financial Statements

                        Condensed Consolidated Balance Sheets As Of December 31,
                        1999 And June 30, 2000 (unaudited)..........................         3

                        Condensed Consolidated Statements Of Operations For The
                        Three And Six Month Periods Ended June 30, 1999 And 2000
                        (unaudited).................................................         4

                        Condensed Consolidated Statements Of Cash Flows For The Six
                        Month Periods Ended June 30, 1999 And 2000 (unaudited)......         5

                        Notes To Condensed Consolidated Financial Statements........         6

Item 2:                 Management's Discussion And Analysis Of Financial Condition
                        And Results Of Operations...................................        12

Item 3:                 Quantitative And Qualitative Disclosures About Market
                        Risks.......................................................        19

PART II--OTHER INFORMATION..........................................................        19

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                              DECEMBER 31,     JUNE 30,
                                                                  1999           2000
                                                              -------------   -----------
                                                                              (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................    $ 25,561        $ 16,844
  Short-term investments....................................       1,482           1,756
  Accounts and notes receivable, net........................     167,403         161,169
  Receivable from related parties...........................       1,390             942
  Other current assets......................................      39,250          45,610
                                                                --------        --------
    Total current assets....................................     235,086         226,321
                                                                --------        --------
Long-Term Assets:
  Property and equipment, net...............................     363,089         304,314
  Intangible assets, net....................................     200,582         193,316
  Other.....................................................       8,997           5,838
                                                                --------        --------
    Total assets............................................    $807,754        $729,789
                                                                ========        ========
Current Liabilities:
  Revolving lines of credit.................................    $ 43,540        $ 23,884
  Current portion of long-term obligations..................      18,528           7,159
  Current portion of note payable due carrier...............      --              57,666
  Accounts payable..........................................     159,920         126,292
  Accrued network costs.....................................     147,672         102,495
  Related party payable.....................................       1,133           1,359
  Other accrued expenses....................................      25,840          22,048
  Deferred revenue..........................................      36,374          37,280
                                                                --------        --------
    Total current liabilities...............................     433,007         378,183
                                                                --------        --------
Long-Term Liabilities:
  Long-term obligations, net of current portion.............      49,324          59,403
  Other long-term liabilities...............................      47,369          33,634
                                                                --------        --------
    Total long-term liabilities.............................      96,693          93,037
                                                                --------        --------
Stockholders' Equity:
  Common stock $.001 par value:
    Authorized--100,000,000 shares..........................          58              58
  Additional paid-in capital................................     365,845         365,930
  Deferred compensation.....................................      (2,160)         (1,810)
  Note receivable from stockholder..........................      (3,714)         (3,856)
  Accumulated other comprehensive loss......................      (6,022)         (8,017)
  Accumulated deficit.......................................     (75,953)        (93,736)
                                                                --------        --------
    Total stockholders' equity..............................     278,054         258,569
                                                                --------        --------
    Total liabilities and stockholders' equity..............    $807,754        $729,789
                                                                ========        ========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        1999       2000       1999       2000
                                                      --------   --------   --------   --------
                                                          (UNAUDITED)           (UNAUDITED)
Revenue.............................................  $272,269   $242,295   $500,478   $497,400
Operating expenses:
  Cost of services..................................   248,589    207,817    441,503    433,657
  Selling, general and administrative expenses......    45,588     27,852     77,053     61,181
  Depreciation and amortization.....................    10,910     13,078     19,640     26,128
  Merger expense....................................       430      --         1,872      --
                                                      --------   --------   --------   --------
                                                       305,517    248,747    540,068    520,966
                                                      --------   --------   --------   --------
  Loss from operations..............................   (33,248)    (6,452)   (39,590)   (23,566)
                                                      --------   --------   --------   --------
Other income (expense):
  Interest income...................................       946         76      1,675        265
  Interest expense..................................    (2,319)    (4,818)    (3,532)    (7,742)
  Other.............................................        98     (3,142)    (1,923)     7,554
                                                      --------   --------   --------   --------
                                                        (1,275)    (7,884)    (3,780)        77
                                                      --------   --------   --------   --------
  Loss before benefit for income taxes..............   (34,523)   (14,336)   (43,370)   (23,489)
Benefit for income taxes............................    (6,591)    (3,077)    (7,886)    (5,706)
                                                      --------   --------   --------   --------
Net loss............................................  $(27,932)  $(11,259)  $(35,484)  $(17,783)
                                                      ========   ========   ========   ========
Basic and diluted loss per share....................  $  (0.48)  $  (0.19)  $  (0.64)  $  (0.30)
                                                      ========   ========   ========   ========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                1999        2000
                                                              ---------   ---------
                                                                   (UNAUDITED)
Cash Flows From Operating Activities:
  Net loss..................................................  $ (35,484)  $ (17,783)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................     19,640      26,129
    Gain on investment......................................         --     (11,259)
    Loss on disposal of equipment...........................         --       1,508
    Provision for doubtful accounts.........................      9,999      12,413
    Deferred income taxes...................................     (1,427)     (1,276)
    Deferred compensation...................................         --         (95)
    Change in assets and liabilities net of effects from
      purchase of PT-1:
      Accounts and notes receivable, net....................    (57,001)    (26,423)
      Receivable from related parties.......................       (473)        306
      Prepaid expenses......................................     (4,451)     (3,450)
      Other assets..........................................      3,359       1,417
      Accounts payable......................................     18,703      68,340
      Related party payable.................................     (1,749)        226
      Accrued network cost..................................     54,233     (37,766)
      Other accrued expenses................................     17,834         688
      Deferred revenue......................................     (3,113)        914
      Other liabilities.....................................     (6,705)     (2,532)
                                                              ---------   ---------
        Net cash provided by operating activities...........     13,365      11,357
                                                              ---------   ---------
Cash Flows From Investing Activities:
  Capital expenditures......................................    (51,932)     (4,219)
  Short-term investments....................................        444        (345)
  Net of cash acquired in purchase of PT-1..................     (4,435)         --
  Payment to former shareholder of PT-1.....................     (2,000)         --
  Sale of investments.......................................         --      13,467
  Other long term assets....................................     (5,408)       (577)
                                                              ---------   ---------
        Net cash (used) provided by investing activities....    (63,331)      8,326
                                                              ---------   ---------
Cash Flows From Financing Activities:
  Borrowings under line of credit...........................    147,487     191,561
  Repayments under lines of credit..........................   (127,611)   (211,217)
  Borrowings under long-term debt and capital lease
    obligations.............................................        700          --
  Payments under long-term debt and capital lease
    obligations.............................................     (9,251)     (9,157)
  Stock options exercised...................................        583          85
  Other financing activities................................        (48)         --
                                                              ---------   ---------
        Net cash provided (used) by financing activities....     11,860     (28,728)
                                                              ---------   ---------
Effects Of Foreign Currency Translation.....................        175         328
Decrease in cash and cash equivalents.......................    (37,931)     (8,717)
Cash and cash equivalents, beginning of period..............     47,297      25,561
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $   9,366   $  16,844
                                                              =========   =========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) GENERAL

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, as set forth in our Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the current year presentation. The results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

    We provide domestic commercial long distance services throughout the United States through our subsidiaries, CEO Telecommunications, Inc. ("CEO"), CEO California Telecommunications, Inc. ("CEO CA"), and
AS Telecommunications, Inc. ("ALLSTAR Telecom").

    Prepaid calling cards and dial around service are provided through our subsidiary, PT-1 Communications, Inc. ("PT-1").

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION AND DEFERRED REVENUE

    In 1999 we began selling excess broadband fiber optic capacity that we obtained under 20 year Indefeasible Rights of Use ("IRU") agreements, which were accounted for as capital leases under SFAS No. 13. The IRU agreements specifically provided for the pass through by us of capacity to third parties. Revenues from broadband sales are recorded upon customer acceptance and the fulfillment of all of our obligations under the original IRU agreement and all of our obligations under the sales contract. This together with the fact that the buyers fully paid for the capacity upon acceptance has resulted in us achieving completion of the earnings process associated with the capacity transferred. We had no IRU sales and realized no profit during the three and six months ended June 30, 2000 and

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
1999. The accounting for the sale of broadband is evolving and may require us to account for future broadband sales in a manner similar to operating leases over the life of the related agreements, generally 20 years.

(4) NET LOSS PER COMMON SHARE

    The following schedule summarizes the information used to compute basic and diluted net loss per common share for the three and six month periods ended
June 30, 1999 and 2000. No common share equivalents will be considered in the computation of diluted earnings per share for 1999 and 2000, as the effect would be anti-dilutive (in thousands):

                                                                 THREE MONTHS
                                                                     ENDED              SIX MONTHS
                                                                   JUNE 30,           ENDED JUNE 30,
                                                              -------------------   -------------------
                                                                1999       2000       1999       2000
                                                              --------   --------   --------   --------
Weighted average number of common shares used to compute
  basic and diluted loss per share..........................   58,419     58,601     55,541     58,609
                                                               ======     ======     ======     ======

    For the three and six month periods ended June 30, 1999 and 2000, stock options to purchase 3,795,000 and 3,317,000 shares, respectively, of common stock were outstanding, but were excluded from the computation of diluted earnings per share, as such options were anti-dilutive.

(5) COMPREHENSIVE INCOME (LOSS)

    On January 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income." For year end financial statements, SFAS No. 130 requires us to display comprehensive income (which is the total of net income and all other non-owner changes in equity) with the same prominence as other consolidated financial statements. For the year end financial statements, we display the components of other comprehensive loss in the consolidated statements of stockholders' equity. During the three month periods ended June 30, 1999 and 2000, comprehensive loss consisting of foreign currency translation adjustments of $2,251,000 and $371,000, respectively, resulted in total comprehensive loss of $30,183,000 and $11,630,000, respectively. During the six month periods ended June 30, 1999 and 2000, comprehensive loss consisting of foreign currency translation adjustments of $4,373,000 and $1,995,000, respectively, resulted in a total comprehensive loss of $39,857,000 and $19,778,000, respectively.

(6) SIGNIFICANT EVENTS

    On January 18, 2000, we were notified that our capacity on the China-US Undersea Cable System would be reclaimed, unless we made a payment of approximately $47.2 million by February 1, 2000. The $47.2 million represents the total amount of liabilities owed to the China-US Undersea Cable System as of December 31, 1999. We allowed reclamation of the capacity to take place. As a result, we removed the capitalized cost of $48.7 million, which is included in operating equipment at December 31, 1999, and the related accounts payable balance of $47.2 million in the first quarter of 2000. The remaining balance of the capitalized cost of $1.5 million was expensed and included in other income for the six months ended June 30, 2000.

    On February 11, 2000, we entered into a definitive agreement to merge with and into World Access, Inc. ("World Access"). On June 7, 2000, we amended the terms of the agreement with World

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(6) SIGNIFICANT EVENTS (CONTINUED)
Access. Under the terms of the amended agreement, each share of our common stock will be converted into 0.386595 shares of World Access common stock. World Access may, at its election, pay up to 40% of the merger consideration in cash.

    The merger is subject to, among other things, certain regulatory approvals, the approval of the shareholders of World Access and STAR, and the divestiture of our prepaid calling card and dial around business. World Access is not obligated to complete the merger unless we sell the assets of PT-1 for net cash proceeds of at least $150 million. However, under the merger agreement this condition will be satisfied if we sell the assets of PT-1 to Counsel Communications LLC ("Counsel") for net cash proceeds of at least $120 million under the terms of our agreement with Counsel. Any net proceeds in excess of $150 million that we receive would be added to the merger consideration. The merger will be accounted for as a purchase transaction. The transaction is expected to close by the end of the third quarter of 2000.

    On June 6, 2000, we entered into an agreement to sell the assets of PT-1 to Counsel for cash proceeds of $150 million less certain liabilities. The proceeds are subject to a purchase price adjustment based on an audit of PT-1 after the sale is closed. Upon obtaining shareholder approval of this transaction, we will record a loss of approximately $90 million on this sale at closing. The agreement can be terminated by PT-1 or Counsel on August 31, 2000, however, we are in discussions with Counsel to extend the termination date. We believe that we will be able to extend the termination date of the agreement to October 15, 2000.

    In connection with the acquisition of PT-1 on February 4, 1999, PT-1 and STAR placed 500,000 shares of STAR common stock into escrow for issuance to certain PT-1 distributors for no consideration. After further negotiations, we entered into a distribution agreement with NY Phone Card Distributors LLC ("Distribution Co."), a partnership of distributors, on March 1, 2000. The distribution agreement provided for a total of 400,000 shares of our common stock to be issued to Distribution Co. as folows: (i) 228,750 shares at the date of execution, (ii) 31,250 shares at the end of May, 2000, provided that the agreement was still in effect, and (iii) 140,000 shares contingently issuable based on certain minimum purchase requirements.

    Under the agreement, we converted our accounts receivable balances totaling $1.3 million as of March 1, 2000 into interest free notes receivable due beginning June 1, 2000 in monthly installments for a period of 10 months. In addition, the rebate of $1.1 million owed to Distribution Co. pursuant to the distribution agreement for the March, 2000 through May, 2000 time period was offset against the notes receivable in the second quarter of 2000.

    On February 14, 2000 and March 1, 2000, identical class action complaints were filed against us and directors Christopher E. Edgecomb, Mary A. Casey, Mark Gershein, Gordon Hutchins, Jr., John R. Snedegar, Arunas A. Chesonis and Samer Tawfik. The complaints were consolidated and alleged causes of action for breach of fiduciary duty arising from approval of our merger with World Access on the grounds that the consideration to be received in the merger with World Access was unfair, unconscionable and grossly inadequate. On May 31, 2000, the Superior Court of the State of California of the County of Santa Barbara granted our demurrer on the grounds that the consolidated complaint was legally deficient, effectively dismissing the lawsuits. On July 14, 2000, the plaintiff filed a notice of appeal from that judgment.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(6) SIGNIFICANT EVENTS (CONTINUED)
    On March 11, 1999, a proceeding was commenced by PT-1 by notice of petition following the election by a PT-1 stockholder to dissent from STAR's merger with PT-1 and following a demand for payment of the fair value of approximately 2,731,330 shares of PT-1 held by the stockholder. The proceeding was commenced in the Supreme Court of the State of New York. The PT-1 stockholder is seeking damages in accordance with his appraisal rights under New York law. On July 26, 2000, the Supreme Court of the State of New York of the County of Queens issued a temporary restraining order in favor of the stockholder which prevents PT-1 from distributing to STAR any of the proceeds from the sale of PT-1 to Counsel unless PT-1 has first set aside a reserve in the amount of $25,000,000 in cash to satisfy the stockholder's claim. Under New York law, the PT-1 stockholder has the right to receive, in cash, the fair market value of his PT-1 shares as of the time of our acquisition of PT-1. We believe that the PT-1 stockholder's claim for any amount above his pro rata share of the consideration paid by us for PT-1 is without merit and we will seek to minimize his recovery.

    On April 12, 2000, we signed a note agreement, which converted
$56.0 million of trade payables we owed to MCI WorldCom Network Services, Inc. ("WorldCom") into a note payable. The note is secured by substantially all of our assets, bears interest at 16% per annum and is payable at the earlier of
(i) termination of the merger agreement with World Access, (ii) the close of the World Access merger or (iii) October 31, 2000.

    On June 30, 2000, we entered into a standby term loan note agreement with WorldCom in an amount which is the lesser of $30.0 million or the aggregate principal sum of any advances made under the note. Under the note we received advances on July 1, 2000 and August 1, 2000 each in the amount of $10.0 million. Currently, we are not entitled to receive any further advances under the note. The note will mature on the earlier to occur of (i) termination of the merger agreement with World Access, (ii) the close of the World Access merger or (iii) October 31, 2000.

    We owe, along with certain of our subsidiaries, approximately $35 million to Nortel Networks, Inc. ("Nortel"). We intend to enter into a promissory note with Nortel to provide for repayment of this obligation although the terms of such note have not been established.

    On April 18, 2000, Samer Tawfik resigned as a director of STAR. On June 7, 2000, Kelly Enos resigned as the Chief Financial Officer of STAR.

    On May 5, 2000, GmbH entered into an agreement to sell the stock of its wholly owned subsidiary, Katel, a Germany based telecommunications company for $1. GmbH recognized a loss of approximately $1.0 million related to this transaction.

    On June 26, 2000, GmbH entered into an agreement to sell its interest in Mainova Telecommunications GmbH, a Germany based start up telecommunications company. Per the terms of the agreement, a sum of approximately $1.7 million was paid for GmbH's interest in Mainova. This transaction will result in a gain of approximately $1.2 million. In addition, a loan previously made to Mainova of approximately $0.5 million was required to be paid in full. GmbH's shares in Mainova were turned over to the purchaser and the total proceeds, including the loan repayment of approximately $2.2 million were received on July 11, 2000. Per the agreement, the effective date of this transaction is September 30, 2000, and includes certain conditions that must be met in order for the agreement to become effective. As such, the effects of the transaction have not been recorded as of June 30, 2000.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(7) STATEMENTS OF CASH FLOWS

    During the six-month periods ended June 30, 1999 and 2000, cash paid for interest was approximately $3,349,000 and $5,206,000, respectively. For the same periods, cash paid for income taxes amounted to approximately $1,806,000 and $746,000, respectively.

    Non-cash investing and financing activities, which are excluded from the consolidated statements of cash flows, are as follows (in thousands):

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                         --------------------
                                                           1999        2000
                                                         ---------   --------
Equipment purchased through capital leases.............  $     158   $    294
Assets acquired through a vendor financing
  arrangement..........................................      3,925      1,165
Disposition of cable systems...........................         --     47,200
Conversion of payables into short-term note............                57,666
Other non-cash transactions............................         --     16,203
Detail of acquisition:
  Fair value of assets acquired........................    303,743         --
  Liabilities assumed..................................   (144,563)        --
  Common stock issued..................................   (153,578)        --
  Notes payable issued.................................     (1,167)        --
                                                         ---------   --------
                                                         $   8,518   $123,844
                                                         =========   ========

(8) SEGMENT INFORMATION

    At June 30, 2000, we have three separately managed business segments, North American Wholesale, North American Commercial and European long distance telecommunications.

                                                       NORTH       NORTH
                                                     AMERICAN     AMERICAN
                                                     WHOLESALE   COMMERCIAL   EUROPEAN    TOTAL
                                                     ---------   ----------   --------   --------
THREE MONTHS ENDED, JUNE 30, 1999 (in thousands)
Revenues from external customers...................  $121,104     $124,710    $ 26,455   $272,269
Revenues from other segments.......................    29,168        7,611      10,218     46,997
Interest income....................................       894           34          18        946
Interest expense...................................       973          298       1,048      2,319
Depreciation and amortization......................     4,009        4,430       2,471     10,910
Segment net income (loss) before provision
  (benefit) for income taxes.......................   (13,132)      (9,553)    (11,838)   (34,523)
Segment assets.....................................   206,475      320,862     145,489    672,826

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(8) SEGMENT INFORMATION (CONTINUED)

                                                       NORTH       NORTH
                                                     AMERICAN     AMERICAN
                                                     WHOLESALE   COMMERCIAL   EUROPEAN    TOTAL
                                                     ---------   ----------   --------   --------
THREE MONTHS ENDED, JUNE 30, 2000 (in thousands)
Revenues from external customers...................  $ 72,648     $133,376    $ 36,271   $242,295
Revenues from other segments.......................    95,095           --       3,642     98,737
Interest income....................................         5           71          --         76
Interest expense...................................     3,705          502         611      4,818
Depreciation and amortization......................     5,183        4,246       3,649     13,078
Segment net income (loss) before provision
  (benefit) for income taxes.......................    (8,591)       3,463      (9,208)   (14,336)
Segment assets.....................................   230,588      333,087     166,114    729,789

                                                       NORTH       NORTH
                                                     AMERICAN     AMERICAN
                                                     WHOLESALE   COMMERCIAL   EUROPEAN    TOTAL
                                                     ---------   ----------   --------   --------
SIX MONTHS ENDED, JUNE 30, 1999 (in thousands)
Revenues from external customers...................  $248,806     $199,726    $ 51,946   $500,478
Revenues from other segments.......................    63,987        8,718      19,434     92,139
Interest income....................................     1,536          110          29      1,675
Interest expense...................................     1,452          716       1,364      3,532
Depreciation and amortization......................     7,604        7,433       4,603     19,640
Segment net income (loss) before provision
  (benefit) for income taxes.......................    (7,754)     (20,693)    (14,923)   (43,370)
Segment assets.....................................   206,475      320,862     145,489    672,826

                                                       NORTH       NORTH
                                                     AMERICAN     AMERICAN
                                                     WHOLESALE   COMMERCIAL   EUROPEAN    TOTAL
                                                     ---------   ----------   --------   --------
SIX MONTHS ENDED, JUNE 30, 2000 (in thousands)
Revenues from external customers...................  $153,945     $268,526    $ 74,929   $497,400
Revenues from other segments.......................   198,980           --      10,265    209,245
Interest income....................................        11          133         121        265
Interest expense...................................     5,564          798       1,380      7,742
Depreciation and amortization......................    10,242        8,583       7,303     26,128
Segment net income (loss) before provision
  (benefit) for income taxes.......................   (14,129)         284      (9,644)   (23,489)
Segment assets.....................................   230,588      333,087     166,114    729,789

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of our future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of numerous factors including among others, the following: (i) changes in customer rates per minute; (ii) foreign currency fluctuations; (iii) termination of certain service agreements or inability to enter into additional service agreements; (iv) inaccuracies in our forecast of traffic growth; (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards;
(vi) foreign political or economic instability; (vii) changes in the availability of transmission facilities; (viii) loss of the services of key officers; (ix) loss of a customer which provides us with significant revenues;
(x) highly competitive market conditions in the industry; (xi) concentration of credit risk; and (xii) availability of long term financing. The foregoing review of the important factors should not be considered as exhaustive.

    The following table sets forth income statement data as a percentage of revenues for the periods indicated.

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
                                                                1999       2000       1999       2000
                                                              --------   --------   --------   --------
Revenues....................................................      100%       100%       100%       100%
Operating expenses:
  Cost of services..........................................     91.3       85.8       88.2       87.2
  Selling, general and administrative.......................     16.7       11.5       15.4       12.3
  Depreciation and amortization.............................      4.0        5.4        3.9        5.3
  Merger expense............................................      0.2         --        0.4         --
                                                               ------     ------     ------     ------
                                                                112.2      102.7      107.9      104.7
                                                               ------     ------     ------     ------
  Loss from operations......................................    (12.2)      (2.7)      (7.9)      (4.7)
                                                               ------     ------     ------     ------
Other income (expense):
  Interest income...........................................      0.3         --        0.3        0.1
  Interest expense..........................................     (0.9)      (2.0)      (0.7)      (1.6)
  Other.....................................................      0.1       (1.3)      (0.4)       1.5
                                                               ------     ------     ------     ------
                                                                 (0.5)      (3.3)      (0.8)      (0.0)
                                                               ------     ------     ------     ------
Loss before benefit for income taxes........................    (12.7)      (5.9)      (8.7)      (4.7)
Benefit for income taxes....................................     (2.4)      (1.3)      (1.6)      (1.1)
                                                               ------     ------     ------     ------
Net loss....................................................    (10.3)%     (4.6)%     (7.1)%     (3.6)%
                                                               ======     ======     ======     ======

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

    REVENUES: Total revenues decreased 11.0% to $242.3 million in the second quarter of 2000 from $272.3 million in the second quarter of 1999. The decrease is a result of rate and volume decreases in the North American wholesale operations as a result of continued pricing pressures on competitive routes and our efforts to focus on higher margin countries. This decrease was partially offset by increases in the North American commercial dial around programs and our European operations due to increased minutes of use.

    Revenues from North American wholesale customers decreased 40.0% to $72.6 million in the current quarter from $121.1 million in the prior year's second quarter. The decease in revenues is the result of a decline in the average rate per minute and minutes of use in the current year's second quarter as compared to the prior year's second quarter. The average North American wholesale rate per minute of use declined 23.8% to $0.16 for the current quarter as compared to $0.21 for the quarter ended June 30, 1999. The decrease in rates reflects continued pricing pressures on competitive routes and an increase in traffic in countries with lower average revenue rates per minute of use. Minutes of use generated by North American wholesale customers decreased 24.7% to
440.8 million minutes in the second quarter of 2000, as compared to
585.5 million minutes in the comparable quarter of the prior year. We continue to experience growth in the number of North American wholesale customers, which increased to 241 at June 30, 2000, up from 223 customers at June 30, 1999. However, the overall decline in the minutes of use in the second quarter of 2000 as compared to the second quarter of 1999 is the result of increased competition in the wholesale market and our focus on higher margin countries.

    North American commercial revenues increased 6.9% to $133.4 million in the second quarter of 2000 from $124.7 million in the second quarter of 1999. The increase is due primarily to increases in minutes of use generated by the dial around programs at PT-1. Minutes of use generated by North American commercial customers increased 24.8% to 968.4 million minutes in the second quarter of 2000, as compared to 775.9 million minutes in the comparable quarter of 1999. The average North American commercial rate per minute decreased 12.5% to $0.14 per minute in the second quarter of 2000 from $0.16 per minute in the second quarter of 1999, primarily due to continued competition on competitive routes.

    The second quarter of 2000 also included revenues generated from the European operations, which increased 37.1% to $36.3 million, as compared to approximately $26.5 million in the second quarter of 1999. The increase is due primarily to an increase in the minutes of use of 76.9% from 410.8 million in the second quarter of 1999 to 726.5 million in the second quarter of 2000. The growth in revenue is a primary result of the increase in wholesale customers from June 30, 1999 to June 30, 2000 from approximately 105 to approximately 191. Management believes that the prospects for growth in Europe remain strong as STAR Telecommunications Deutschland GmbH is fully utilizing its interconnect with Deutsche Telekom AG, as well as with other European PTTs. In addition, management expects continued growth in European revenues due to continued development of the Austrian and Swiss markets.

    COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION): Total cost of services (exclusive of depreciation and amortization) decreased 16.4% to $207.8 million in the second quarter of 2000 from $248.6 million in the second quarter of 1999 and decreased as a percentage of revenues for the same periods to 85.8% from 91.3%.

    Cost of services (exclusive of depreciation and amortization) from North American vendors decreased 19.6% to $176.9 million in the second quarter of 2000 from $219.9 million in the second quarter of 1999 and decreased as a percentage of North American revenues to 85.9% from 89.5%, respectively. The decline in cost of services (exclusive of depreciation and amortization) reflects the decrease in minutes of use from the wholesale usage and an overall declining average cost per minute. The average cost per minute declined as a result of competitive pricing pressures, a larger proportion of our total usage deriving from lower cost per minute countries, and as a result of an increasing proportion of traffic routed on our proprietary network. Management believes that the average cost per minute will continue to decline as we expand our international network over additional cost effective routes.

    The second quarter of 2000 also includes cost of services (exclusive of depreciation and amortization) from the European operations, which increased 7.7% to $30.9 million, compared to $28.7 million in the second quarter of 1999 and decreased as a percentage of European revenues to 85.2% from 108.5%, respectively. The increase in cost of services (exclusive of depreciation and amortization) from the European operations was attributable to increased usage and private line costs. The three months ended June 30, 1999 included a $6.7 million cost accrual related to a retroactive rate increase imposed by a European telecom carrier.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: For the second quarter of 2000, total selling, general and administrative expenses, exclusive of merger expenses, decreased 38.9% to $27.9 million from $45.6 million in the second quarter of 1999 and decreased as a percentage of revenues to 11.5% from 16.7% over the comparable 1999 period. This compares to total selling, general and administrative expenses, exclusive of merger expenses for the first quarter of 2000 of $33.3 million, representing a decrease of $5.4 million or 16.4% from the first quarter of 2000 to the second quarter of 2000. This significant improvement represents our continued cost saving efforts, which began in the latter half of 1999 throughout our North American operations.

    North American selling, general and administrative expenses decreased 45.3% to $21.1 million in the second quarter of 2000 from $38.6 million in the second quarter of 1999. For the second quarter of 2000, North American selling, general and administrative expenses decreased as a percentage of North American revenues to 10.2% from 15.7% in the second quarter of 1999. The decrease is primarily a result of the elimination of redundant staff positions during the third quarter of 1999 after the PT-1 and United Digital Network, Inc. ("UDN") mergers and our ongoing commitment to reduce operating expenses, which has resulted in decreased payroll, commission, advertising and promotion expenses during the second quarter of 2000 as compared to the second quarter of 1999. Additionally, as a result of the reduction in revenues in the second quarter of 2000 as compared to the second quarter of 1999, there was a decrease in bad debt expense of $3.0 million.

    Selling, general and administrative expenses related to the European operations decreased 2.9% to $6.8 million in the second quarter of 2000, from approximately $7.0 million in the second quarter of 1999. The decrease is primarily a result of substantial decreases in personnel related costs such as payroll, due to our cost savings effort in our European subsidiaries. These decreases in personnel related costs from second quarter 1999 to second quarter 2000 were offset by an increase in bad debt of approximately $1.0 million due to the substantial increase in revenue during the same period.

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense increased 19.9% to $13.1 million for the second quarter of 2000 from $10.9 million for the second quarter of 1999, and increased as a percentage of revenues to 5.4% from 4.0% over the comparable period in the prior year. The increase is due primarily to significant asset additions in Europe during 1999 and as a result of our investment in domestic broadband capacity during 1999. Depreciation and amortization expense attributable to North American assets amounted to $9.4 million in the second quarter of 2000. European operations realized total depreciation and amortization expense of $3.7 million in the second quarter of 2000. We expect depreciation and amortization expense to continue to increase as a percentage of revenues as we continue to expand our global telecommunications network.

    LOSS FROM OPERATIONS: In the second quarter of 2000, loss from operations was $6.5 million compared to loss from operations of $33.2 million in the second quarter of 1999. Operating margin in the second quarter 2000 was a negative 2.7% as compared to a negative 12.2% in the second quarter of 1999. The increase in operating margin from the second quarter of 1999 to the second quarter of 2000 is a result of our efforts to market higher margin countries in 2000, as well as reduced North American and European selling, general and administrative expenses in 2000.

    OTHER INCOME (EXPENSE): We reported other expense, net, of approximately $7.9 million in the second quarter of 2000, as compared to other expense, net, of approximately $1.3 million for the second quarter of 1999. This is primarily due to interest expense of $4.8 million on our lines of credit and capital lease obligations for switches and a loss of approximately $1.5 million on the disposal and related costs of a subsidiary of our European operations in the second quarter of 2000 and $0.9 million of foreign currency translation losses.

    BENEFIT FOR INCOME TAXES: We recorded a tax benefit of $3.1 million in the second quarter of 2000 due to operating losses compared to a tax benefit of $6.6 million in the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE, 30, 2000

    REVENUES: Total revenues decreased 0.6% to $497.4 million in the first six months of 2000 from $500.5 million in the first six months of 1999. The slight decrease is primarily a result of rate and volume decreases in the North American wholesale operations from continued pricing pressures on competitive routes and our efforts to focus on higher margin countries. This decrease was partially offset by increases in the North American commercial dial around programs and European operations due to increased minutes of use.

    Revenues from North American wholesale customers decreased 38.1% to $153.9 million in the six months ended June 30, 2000 from $248.8 million in the six months ended June 30, 1999. The decrease in revenues is the result of a decline in the average rate per minute and minutes of use in the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The average North American wholesale rate per minute of use declined 26.1% to $0.17 for the current six-month period ended June 30, 2000 as compared to $0.23 for the six-month period ended June 30, 1999. The decrease in rates reflects continued pricing pressures on competitive routes and an increase in traffic in countries with lower average revenue rates per minute of use. Minutes of use generated by North American wholesale customers decreased 16.2% to 921.9 million minutes in the first six months of 2000, as compared to 1.1 billion minutes in the first six months of 1999. We continue to experience growth in the number of North American wholesale customers, which increased to 241 at June 30, 2000, up from 223 at June 30, 1999. However, the overall decline in the minutes of use in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is the result of increased competition in the wholesale market and our focus on higher margin countries.

    North American commercial revenues increased 34.4% to $268.5 million in the first six months of 2000 from $199.7 million in the first six months of 1999. During the first quarter of 1999, we consummated the acquisition of PT-1, which diversified our revenue base with both prepaid calling cards and dial around programs. The increase in commercial revenues from the six months ended
June 30, 1999 to the six months ended June 30, 2000 is primarily the result of increases in minutes of use generated by the dial around programs. Minutes of use generated by North American commercial customers increased 66.7% to
2.0 billion minutes in the first six months of 2000, as compared to 1.2 billion minutes of use in the comparable six month period of 1999. The average North American commercial rate per minute decreased 12.5% to $0.14 per minute in the first six months of 2000 from $0.16 per minute in the first six months of 1999, primarily due to continued competition on competitive routes.

    The first six months of 2000 also included revenues generated from our European operations, which increased 44.2% to $75.0 million, as compared to approximately $52.0 million in the first six months of 1999. The increase is due primarily to an increase in the minutes of use of 119.2% from 775.4 million in the first six months of 1999 to 1.7 billion in the first six months of 2000. The growth in revenue is a result of the increase in wholesale customers from June 30, 1999 to June 30, 2000 from approximately 105 to approximately 191. Management believes that the prospects for growth in Europe remain strong as STAR Telecommunications Deutschland GmbH is fully utilizing its interconnect with Deutsche Telekom AG, as well as with other European PTTs. In addition, management expects continued growth in European revenues due to continued development of the Austrian and Swiss markets.

    COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION): Total cost of services (exclusive of depreciation and amortization) decreased 1.8% to $433.7 million in the first six months of 2000 from $441.5 million in the first six months of 1999 and decreased as a percentage of revenues for the same periods to 87.2% from 88.2%.

    Cost of services (exclusive of depreciation and amortization) from North American vendors decreased 7.1% to $366.3 million in the first six months of 2000 from $394.5 million in the first six months of 1999 and decreased as a percentage of North American revenues to 86.7% from 88.0%, respectively. The decline in cost of services (exclusive of depreciation and amortization) reflects the overall declining average cost per minute and decreases in minutes of use from the wholesale usage partially offset by the increase in minutes of use from the commercial usage generated by the dial around programs during the first six months of 2000. The average cost per minute declined as a result of competitive pricing pressures, a larger proportion of our total usage from lower cost per minute countries, as well as an increasing proportion of traffic routed on our proprietary network. Management believes that the average cost per minute will continue to decline as we expand our international network over additional cost effective routes.

    The first six months of 2000 also includes cost of services (exclusive of depreciation and amortization) from the European operations, which increased 43.4% to $67.4 million, compared to $47.0 million in the first six months of 1999 and decreased as a percentage of European revenues to 89.9% from 90.5%, respectively. The increase in cost of services (exclusive of depreciation and amortization) from the European operations was attributable to increased usage and private line costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: For the first six months of 2000, total selling, general and administrative expenses, exclusive of merger expenses, decreased 20.6% to $61.2 million from $77.1 million in the first six months of 1999 and decreased as a percentage of revenues to 12.3% from 15.4% over the comparable 1999 period. This significant improvement is a result of our continued cost saving efforts throughout our North American operations.

    North American selling, general and administrative expenses decreased 30.9% to $44.3 million in the first six months of 2000 from $64.1 million in the first six months of 1999. For the first six months of 2000, North American selling, general and administrative expenses decreased as a percentage of North American revenues to 10.5% from 14.3% in the first six months of 1999. The decrease is primarily a result of the elimination of redundant staff positions during the third quarter of 1999 after the PT-1 and UDN mergers, and our ongoing commitment to reduce operating expenses, which has resulted in decreased payroll, commission, advertising and promotion expenses during the first six months of 2000 as compared to the first six months of 1999.

    Selling, general and administrative expenses related to the European operations increased 30.0% to $16.9 million in the first six months of 2000, from approximately $13.0 million in the first six months of 1999. The increase is primarily a result of increases in compensation, advertising and promotion expenses during the first six months of 2000, as compared to the first six months of 1999. This reflects our commitment during 1999 to expand our commercial sales force and back office support personnel in Germany.

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense increased 33.0% to $26.1 million for the first six months of 2000 from $19.6 million for the first six months of 1999, and increased as a percentage of revenues to 5.3% from 3.9% over the comparable period in the prior year.

The increase is due primarily to significant asset additions in Europe throughout 1999 and as a result of our investment in domestic broadband capacity during 1999. Depreciation and amortization expense attributable to North American assets amounted to $18.8 million in the first six months of 2000. European operations realized total depreciation and amortization expense of $7.3 million in the first six months of 2000. We expect depreciation and amortization expense to continue to increase as a percentage of revenues as we continue to expand our global telecommunications network.

    LOSS FROM OPERATIONS: In the first six months of 2000, loss from operations was $23.6 million compared to loss from operations of $39.6 million in the first six months of 1999. Operating margin in the first six months of 2000 was a negative 4.7% as compared to a negative 7.9% in the first six months of 1999. The increase in operating margin from the first six months of 1999 to the first six months of 2000 is a result of our efforts to market higher margin countries in 2000, as well as reduced North American selling, general and administrative expenses in 2000.

    OTHER INCOME (EXPENSE): We reported other income, net, of approximately $0.1 million in the first six months of 2000, as compared to other expense, net, of $3.8 million for the first six months of 1999. This is primarily due to a gain of approximately $12.9 million on the sale of a foreign investment by our German subsidiary in 2000. This income is offset by interest expense of $7.7 million on our line of credit and capital lease obligations for switches, foreign currency translation losses by our European operations of approximately $2.0 million, a loss of approximately $1.5 million on the disposal of a subsidiary of our European operations in the second quarter of 2000, and a $1.5 million loss on the disposal of our cable systems in 2000.

    BENEFIT FOR INCOME TAXES: We recorded a tax benefit of $5.7 million in the first six months of 2000 due to operating losses compared to a tax benefit of $7.9 million in the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We have incurred significant operating and net losses over the past eighteen months. Several factors have contributed to this situation. We have expanded our domestic network and made significant capital expenditures in our foreign subsidiaries, and as a result our depreciation expense has increased substantially over this period. Our earnings before interest, taxes and depreciation ("EBITDA"), however, have improved over the last three quarters. This has primarily been a result of reduced selling, general and administrative expenses and improved gross margins in the second quarter of 2000. Additionally, we continued to deploy new international direct circuits in an effort to increase the number of on-net countries that historically have provided higher wholesale margins.

    As of June 30, 2000, we had cash and cash equivalents of approximately $16.8 million, short-term investments of $1.8 million, and a working capital deficit of $151.9 million.

    Cash provided by operating activities for the six months ended June 30, 2000, totaled $11.4 million as compared with cash provided by operating activities of $13.4 million for the same period in 1999 reflecting increases in accounts payable offset by the use of cash to fund operating losses, increases in accounts receivables, and decreases in accrued network cost.

    Cash provided by investing activities for the six months ended June 30, 2000, totaled $8.3 million primarily as a result of the sale of investments of approximately $13.5 million. Cash received from the sale of investments was offset by capital expenditures of $4.2 million. Capital expenditures for the same period last year totaled $51.9 million as compared to capital expenditures for the six months ended June 30, 2000, which related primarily to the continued development of our network.

    Cash used by financing activities for the six months ended June 30, 2000, totaled $28.7 million primarily reflecting additional borrowings under our line of credit offset by repayments of the line of credit, long-term debt and capital lease obligations. Our indebtedness at June 30, 2000 was approximately $178.1 million, of which $89.4 million was long-term debt and $88.7 million was short-term debt. Our debt is currently a combination of credit facility borrowings and capital leases for operating equipment, and a short-term note payable to a vendor.

    As of June 30, 2000, we had $23.9 million outstanding on our $75 million receivables financing agreement, which bears interest at prime plus 2.0% and expires on November 30, 2001. This facility allows us to borrow up to $75 million based upon our eligible accounts receivable.

    On February 11, 2000, we entered into a merger agreement with World Access. The agreement calls for World Access to infuse cash in the form of a bridge loan of up to $35 million with $25 million for U.S. operations and $10 million for GmbH. The financing agreement with World Access will provide for predetermined initial advances with additional advances to be made solely in World Access's discretion. To date, no such advance has been made despite our request. On
June 7, 2000, the merger agreement was amended to provide for a dollar-for-dollar reduction in the amount of funds available to us. The funds available to us will be reduced on a dollar-for-dollar basis for each dollar of financing provided subsequent to June 7, 2000 to us or our subsidiaries by WorldCom, up to an aggregate of $30 million.

    On June 30, 2000, we entered into a standby term loan note agreement with WorldCom for an amount which is the lesser of $30.0 million or the aggregate principal sum of any advances made under the note. Under the note we received advances on July 1, 2000 and August 1, 2000 each in the amount of $10.0 million. Currently, we are not entitled to receive any further advances under the note. The note will mature on the earlier to occur of (i) termination of the merger agreement with World Access, (ii) the close of the World Access merger or (iii) October 31, 2000.

    On April 12, 2000, we signed a note agreement, which converted
$56.0 million of trade payables we owed WorldCom into a note payable. The note is secured by substantially all of our assets, bears interest at a rate of 16.0% per annum and is payable at the earlier of (i) termination of the merger agreement with World Access, (ii) the close of the World Access merger or
(iii) October 31, 2000. Management believes that the World Access merger will close as planned and the WorldCom notes will be satisfied at maturity.

    On June 7, 2000, we entered into an agreement to sell the assets of PT-1 to Counsel for cash proceeds of $150 million less certain liabilities. The proceeds are subject to a purchase price adjustment based on an audit of PT-1 after the sale is closed. This transaction is subject to shareholder approval. Upon obtaining shareholder approval of this transaction, we will record a loss of approximately $90 million. The agreement can be terminated by PT-1 or Counsel on August 31, 2000, however, we are in discussions with Counsel to extend the termination date. We believe that we will be able to extend the termination date of the agreement to October 15, 2000.

    We owe along with certain of our subsidiaries, approximately $35 million to Nortel. We intend to enter into a promissory note with Nortel to provide for repayment of this obligation although the terms of such note have not been established.

    We believe that the termination date of the PT-1 sale agreement will be extended and the merger with World Access will be completed as scheduled and that the WorldCom note payable and standby term loan note will be satisfied at maturity. We believe that our operating cash flow and the proceeds from the PT-1 sale will be adequate to meet our operating requirements for at least fiscal 2000. There can be no assurance that World Access will provide financing to us. Nevertheless, as we continue to expand our network facilities as needed, our liquidity needs may increase, perhaps significantly, which could require us to seek additional financing, such as capital leases, or the expansion of our borrowing capacity under current or new lines of credit.

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

    The following table presents the hypothetical impact on our financial results for changes in interest rates for the variable rate obligations we held at June 30, 2000. The modeling technique used measures the change in our results arising from selected potential changes in interest rates. Market rate changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS over a twelve month time horizon.

                        INTEREST RATE EXPOSURE ANALYSIS
  INCREASE OR (DECREASE) IN ANNUAL INTEREST EXPENSE DUE TO CHANGES IN INTEREST
                                     RATES
                             (DOLLARS IN THOUSANDS)

DESCRIPTION                                50 BPS    100 BPS    150 BPS    (50) BPS   (100) BPS    (150) BPS
-----------                               --------   --------   --------   --------   ----------   ----------
Line of Credit..........................    $119       $239       $358      $(119)       $(239)       $(358)
Long Term Debt..........................    $330       $659       $989      $(330)       $(659)       $(989)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On February 14, 2000 and March 1, 2000, identical class action complaints were filed against us and directors Christopher E. Edgecomb, Mary A. Casey, Mark Gershein, Gordon Hutchins, Jr., John R. Snedegar, Arunas A. Chesonis and Samer Tawfik. The complaints were consolidated and alleged causes of action for breach of fiduciary duty arising from approval of our merger with World Access on the grounds that the consideration to be received in the merger with World Access was unfair, unconscionable and grossly inadequate. On May 31, 2000, the Superior Court of the State of California of the County of Santa Barbara granted our demurrer on the grounds that the consolidated complaint was legally deficient, effectively dismissing the lawsuits. On July 14, 2000, plaintiff filed a notice of appeal from that judgment.

    On March 11, 1999, a proceeding was commenced by PT-1 by notice of petition following the election by a PT-1 stockholder to dissent from STAR's merger with PT-1 and following a demand for payment of the fair value of approximately 2,731,330 shares of PT-1 held by the stockholder. The proceeding was commenced in the Supreme Court of the State of New York. The PT-1 stockholder is seeking damages in accordance with his appraisal rights under New York law. On July 26, 2000, the Supreme Court of the State of New York of the County of Queens issued a temporary restraining order in favor of the stockholder which prevents PT-1 from distributing to STAR any of the proceeds from the sale of PT-1 to Counsel unless PT-1 has first set aside a reserve in the amount of $25,000,000 in cash to satisfy the stockholder's claim. Under New York law, the PT-1 stockholder has the right to receive, in cash, the fair market value of his PT-1 shares as of the time of our acquisition of PT-1. We believe that the PT-1 stockholder's claim for any amount above his pro rata share of the consideration paid by us for PT-1 is without merit and we will seek to minimize his recovery.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    At June 30, 2000, we were in compliance with all covenants under the receivables financing agreement with RFC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBIT  DESCRIPTION
         -------  ------------------------------------------------------------
           10.80  Standby Term Loan Note, dated June 30, 2000, between STAR and MCI WorldCom Network Services, Inc ("WorldCom").

           10.81  Amendment No. 1 to Workout Agreement, dated as of June 30,
                  2000, between STAR, WorldCom and certain of STAR's subsidiaries.

           10.82  Amendment No. 1 to Standby Term Loan Note, dated as of
                  July 31, 2000, between STAR and WorldCom.

           10.83  Amendment No. 1 to Promissory Note, dated as of July 31,
                  2000, between STAR and WorldCom.

           10.84  Amendment No. 2 to Standby Term Loan Note, dated as of
                  August 15, 2000, between STAR and WorldCom.

           10.85  Amendment No. 2 to Promissory Note, dated as of August 15,
                  2000, between STAR and WorldCom.

            27.1  Financial Data Schedule.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STAR TELECOMMUNICATIONS, INC.

Dated: August 18, 2000                       By:          /s/ CHRISTOPHER E. EDGECOMB
                                                  ------------------------------------------
                                                            Christopher E. Edgecomb
                                                     CHIEF EXECUTIVE OFFICER AND DIRECTOR
                                                         (PRINCIPAL EXECUTIVE OFFICER)

                                             By:              /s/ JOHN J. PASINI
                                                  ------------------------------------------
                                                                John J. Pasini
                                                           VICE PRESIDENT OF FINANCE
                                                        (PRINCIPAL ACCOUNTING OFFICER)