Form 10-K405/A
period 1999-12-31
STAR TELECOMMUNICATIONS INC
filed 2000-09-11
CIK 1026486

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             INTRODUCTORY STATEMENT

    We are filing this Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 1999 in response to comments received by us from the Securities and Exchange Commission regarding the Joint Proxy Statement/Prospectus on Form S-4 (Registration No. 333-37750) filed by World Access, Inc. in connection with our proposed merger with World Access.

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

    GERMAN TELECOMMUNICATIONS MARKET

    The German telecommunications market is the world's third largest and has become one of the most competitive in Europe since the regulatory liberalization program was adopted in 1998. Germany represents an attractive market for telecommunications for the following reasons:

    - It is one of the world's largest economies with a gross domestic product of $2.1 trillion in 1998;

    - Germany provides a liberalized telecommunications regulatory environment that favors competition from new entrants and mandates interconnection with the incumbent carrier on reasonable terms;

    - There is a robust national infrastructure on which to build local connections;

    - Germany's population density is approximately 230 people per square kilometer; and

    - Business Internet access revenues are expected to grow at an approximate 25% compound annual growth rate through 2003.

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

    In the past three years, the number of Internet users worldwide has grown dramatically. In the United States and Europe, businesses increasingly use the Internet not only to offer e-commerce to consumers and other businesses, but also for mission critical applications such as sales, customer service and project coordination worldwide. These enterprises require high quality, competitively priced, voice and data services, in many cases internationally, with the flexibility to call on capacity as needed. The popularity of the Internet with consumers has driven the rapid proliferation of the Internet as a commercial medium. Businesses use the Internet to establish Web sites and corporate Intranets and Extranets to expand their customer reach and improve their communications efficiency.

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

    In connection with our expansion into the North American commercial market, we primarily market our domestic and international long distance services directly to individual consumers through two distinct marketing channels: prepaid calling cards and dial around services. We believe that prepaid calling cards and dial around services provide consumers with convenient, attractively priced alternatives to traditional presubscribed long distance services. The prepaid calling card market in the U.S. is estimated to be $2.0 billion and has exhibited considerable growth over the past several years, driven primarily by the overall decline in long distance pricing and by the need for convenient communication tools for an increasingly mobile population. PT-1 currently markets 40 cards, primarily to markets with major immigrant and ethnic populations, such as New York, Los Angeles, Washington DC and Miami, that have substantial international long distance calling requirements.

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

    North American selling, general and administrative expenses increased by 128% to $126.2 million in the twelve months ended December 31, 1999 from $55.0 million in the comparable 1998 period. North American selling, general and administrative expenses increased as a percentage of North American revenues to 13.5% from 9.3%, respectively. The increase is primarily a result of PT-1 operating expenses subsequent to the acquisition, which include payroll, advertising, bad debt and other related expenses in connection with the expansion of the prepaid calling card and dial around programs. In addition, the increase is attributable to the sales force expansion and additional back office support personnel for ALLSTAR in the first and second quarters of 1999. The provision for bad debt expense increased $17.5 million from $7.6 million to $25.0 million for the twelve month period ending December 31, 1999 as compared to the twelve month period ending December 31, 1998. As a percent of revenues bad debt expense increased from 1.2 percent in 1998 to 2.4 percent in 1999. This increase primarily related to a change in customer base. During 1998 approximately 90 percent of our revenue was derived from wholesale customers who tend to be larger telecommunications companies with greater financial resources and therefore represent minor credit risk. During 1999, we increased our retail business, primarily through our acquisition of PT-1 in February 1999. As a result, our retail revenues increased significantly during 1999 and represented approximately 43 percent of total revenues for the year. Our retail customers are smaller companies and pose greater credit risk. Management continually reviews credit and collections to determine the adequacy of the reserve for bad debts. As the mix of our customer base continues to move from wholesale to retail we expect this trend to continue.

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

    INCOME (LOSS) FROM OPERATIONS: For the twelve months ended December 31, 1999, loss from operations was $69.6 million as compared to income from operations of $10.8 million in the comparable 1998 period. Operating margin in the twelve months ended December 31, 1999 was a negative 6.6% as compared to a positive 1.7% in 1998. Operating margin decreased in the twelve months ended December 31, 1999 due primarily to significant rate compression in the wholesale market, goodwill amortization, and a $6.7 million retroactive rate adjustment imposed on us by a European telecommunications carrier. The $6.7 million rate dispute arose when we were notified in April 1999 that the European carrier was imposing a retroactive rate increase effective February 1999. We have accrued the amount but are in the process of negotiation. We do not expect any future retroactive rate adjustments. As previously discussed, relatively larger bad debt reserves were required as a result of the change in our customer base. We also experienced increases in payroll, commission, and operating expenses as a result of our expansion into commercial programs. In addition, our completion of two significant acquisitions in 1999 and approximately $1.9 million in merger expense contributed to the decline in Operating margin in the twelve months ended December 31, 1999.

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

                                       Notes to Consolidated Financial Statements..................    F-6

                            (2)        Index to Financial Statement Schedules:

                                       Report of Independent Public Accountants on Supplemental
                                         Schedules.................................................    S-1

                                       Schedule II--Valuation and Qualifying Accounts..............    S-2

                            (3)        Exhibits:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
2.1                     Amended and Restated Stock Acquisition Agreement and Plan of
                          Merger dated as of November 30, 1997 by and among the
                          Registrant, Big Dave's Acquisition Corp., LCCR, Inc., and
                          the shareholders listed on the signature page thereto.(3)
2.2                     Agreement and Plan of Merger dated as of November 19, 1997 by and among the Registrant, IIWII Corp. and United
                          Digital Network, Inc.(2)
2.3                     Stock Purchase Agreement dated as of January 26, 1998 by and among the Registrant, T-One Corp. and Taha Mikati, as
                          amended.(4)
2.4                     Amended and Restated Agreement and Plan of Merger dated as of August 20, 1998 by and among the Registrant, Sierra
                          Acquisition Co., Inc., PT-1 Communications, Inc. ("PT-1")
                          and the Stockholders listed on the signature page thereto,
                          (the PT-1 Merger Agreement).(6)
2.5                     First Amendment to the PT-1 Merger Agreement dated
                          September 1, 1998.(2)
2.6                     Second Amendment to the PT-1 Merger Agreement dated December
                          29, 1998.(2)
2.7                     Agreement and Plan of Merger dated February 11, 2000, by and among the Registrant and World Access, Inc.(9)
3.1                     Amended and Restated Certificate of Incorporation of the
                          Registrant.(4)
3.2                     Bylaws of the Registrant.(4)
4.1                     Specimen Common Stock certificate.(1)
4.2                     Registration Rights Agreement, dated September 24, 1996,
                          between the Registrant and the investors named therein.(1)
4.3                     Registration Rights Agreement, dated July 12, 1996, between the Registrant and the investor named therein.(1)
4.4                     Investor Rights Agreement dated July 25, 1996, between the
                          Registrant and the investors named therein.(1)
4.5                     Registration Rights Agreement dated as of November 30, 1997 by and among the Registrant and the shareholders listed on the signature page thereto.(3)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
4.6                     Registration Rights Agreement dated as of March 10, 1998
                          between the Registrant and Taha Mikati.(4)
4.7                     Registration Rights and Restricted Share Agreement dated as of February 3, 1999 between the Registrant and the
                          shareholders named therein.(7)
10.l                    Form of Indemnification Agreement.(1)
10.2                    1996 Amended and Restated Stock Incentive Plan.(1)
10.3                    1996 Outside Director Nonstatutory Stock Option Plan.(1)
10.4                    1997 Omnibus Stock Incentive Plan.(1)
10.5                    Employment Agreement between the Registrant and Mary Casey dated July 14, 1995, as amended.(1)
10.6                    Employment Agreement between the Registrant and Kelly Enos dated December 2, 1996.(1)
10.7                    Employment Agreement between the Registrant and David Vaun
                          Crumly dated January 1, 1996.(1)
10.8                    Intentionally omitted.(1)
10.9                    Consulting Agreement between the Registrant and Gordon
                          Hutchins, Jr. dated May 1, 1996.(1)
10.10                   Nonstatutory Stock Option Agreement between the Registrant and Gordon Hutchins, Jr. dated May 15, 1996.(1)
10.11                   Free Standing Commercial Building Lease between the
                          Registrant and Thomas M. Spear, as receiver for De La
                          Guerra Court Investments, dated for reference purposes as
                          of March 1, 1996.(1)
10.12                   Standard Office Lease Gross between the Registrant and De La
                          Guerra Partners, L.P. dated for reference purposes as of
                          July 9, 1996.(1)
10.13                   Office Lease between the Registrant and WHUB Real Estate
                          Limited Partnership dated June 28, 1996, as amended.(1)
10.14                   Standard Form of Office Lease between the Registrant and
                          Hudson Telegraph Associates dated February 28, 1996.(1)
10.15                   Agreement for Lease between the Registrant and Telehouse
                          International Corporation of Europe Limited dated
                          July 16, 1996.(1)
10.16                   Sublease between the Registrant and Borton, Petrini & Conron dated March 20, 1994, as amended.(1)
10.17                   Office Lease between the Registrant and One Wilshire Arcade
                          Imperial, Ltd. dated June 28, 1996.(1)
10.18                   Lease Agreement between the Registrant and
                          Telecommunications Finance Group dated April 6, 1995.(1)
10.19                   Lease Agreement between the Registrant and
                          Telecommunications Finance Group dated January 3, 1996, as amended.(1)
10.20                   Master Lease Agreement between the Registrant and NTFC
                          Capital Corporation dated December 20, 1996.(1)
10.21                   Variable Rate Installment Note between the Registrant and
                          Metrobank dated October 4, 1996.(1)
10.22                   Assignment of Purchase Order and Security Interest between the Registrant and DSC Finance Corporation dated
                          January 1, 1996.(1)
10.23                   Line of Credit Promissory Note between the Registrant and
                          Christopher E. Edgecomb dated November 7, 1996, as
                          amended.(1)
10.24                   Office Lease Agreement between the Registrant and Beverly
                          Hills Center LLC effective as of April 1, 1997.(1)
10.25                   Credit Agreement dated as of September 30, 1997 among the
                          Registrant, the financial institutions party thereto and
                          Sanwa Bank California, as amended.(4)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
10.26                   Office Lease between the Registrant, Hudson Telegraph
                          Associates and American Communications Corp., as
                          amended.(4)
10.27                   Amendment Number Three to Employment Agreement between the
                          Registrant and Mary A. Casey dated as of July 1, 1997.(4)
10.28                   Amendment Number One to Employment Agreement between the
                          Registrant and Kelly D. Enos dated as of November 12,
                          1997.(4)
10.29                   Amendment Number One to First Restatement of Employment
                          Agreement between the Registrant and James Kolsrud dated
                          as of June 16, 1997.(4)
10.30                   Amendment Number One to Employment Agreement between the
                          Registrant and David Vaun Crumly dated as of November 11,
                          1997.(4)
10.31                   First Amendment to Amended and Restated 1996 Stock Incentive
                          Plan.(4)
10.32                   Agreement dated as of December 1, 1997 between the
                          Registrant and Nortel Dasa Network Systems GmbH & Co.
                          KG.(5)
10.33                   Leasing Agreement between the Registrant and Nortel Dasa
                          Network Systems GmbH & Co. KG.(4)
10.34                   Guarantee Agreement between the Registrant and Nortel Dasa
                          Network Systems GmbH & Co. KG.(4)
10.35                   Note and Security Agreement dated as of December 18, 1997
                          between the Registrant and NationsBanc Leasing
                          Corporation.(4)
10.36                   Amendment of Lease dated as of September 30, 1997 between
                          the Registrant and Hudson Telegraph (reference is hereby
                          made to Exhibit 10.14).(4)
10.37                   Intentionally omitted.
10.38                   Lease Agreement dated July 29, 1996 between the Registrant and Telecommunications Finance Group.(4)
10.39                   Promissory Note issued by Christopher E. Edgecomb in favor of the Registrant dated November 26, 1997.(4)
10.40                   Stock Pledge Agreement dated November 26, 1997 between the
                          Registrant and Christopher E. Edgecomb.(4)
10.41                   Commercial Lease dated October 31, 1997 between the
                          Registrant and Prinzenpark GbR.(4)
10.42                   Commercial Lease dated October 9, 1997 between the
                          Registrant and WSL Weststadt Liegenschafts GmbH.(4)
10.43                   Office Lease between the Registrant and Airport-Center KGHP
                          Gewerbeban GmbH & Cie.(4)
10.44                   Lease dated November 19, 1997 between the Registrant and
                          DIFA Deutsche Immobilien Fonds Aktiengesellschaft.(4)
10.45                   Second Restatement of Employment Agreement between the
                          Registrant and James Kolsrud dated as of July 9, 1998.(6)
10.46                   First Amendment to 1997 Omnibus Stock Incentive Plan.(6)
10.47                   Loan and Security Agreement dated as of June 9, 1999 by and among the Registrant and certain of its subsidiaries as
                          the Obligors, and the financial institutions that are
                          identified therein as the Lenders, and Foothill Capital
                          Corporation ("Foothill") as Agent.(8)
10.48                   Pledge Agreement dated as of June 9, 1999 by and among the
                          Registrant certain of its subsidiaries and Foothill, as
                          Agent.(8)
10.49                   General Continuing Guaranty dated as of June 9, 1999
                          delivered by certain subsidiaries of the Registrant to
                          Foothill, as Agent.(8)
10.50                   Suretyship Agreement dated as of June 9, 1999 among
                          Foothill, as Agent, the Registrant and certain of its
                          subsidiaries.(8)
10.51                   Intercompany Subordination Agreement dated as of June 9,
                          1999 among the Registrant, certain of its subsidiaries and
                          Foothill, as Agent.(8)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
10.52                   Trademark Security Agreement dated as of June 9, 1999 by the
                          Registrant certain of its subsidiaries and Foothill, as
                          Agent.(8)
10.53                   Copyright Security Agreement dated as of June 9, 1999 by the
                          Registrant certain of its subsidiaries and Foothill, as
                          Agent.(8)
10.54                   Receivables Sale Agreement dated as of November 30, 1999, by and between the Registrant, the entities listed on the
                          signature pages thereto, and RFC Capital Corporation as
                          Purchaser.(9)
10.55                   Amendment Number Four to Employment Agreement between the
                          Registrant and Mary A. Casey dated as of April 21,
                          1999.(9)
10.56                   Amendment Number Two to Employment Agreement between the
                          Registrant and Kelly D. Enos dated as of April 21,
                          1999.(9)
10.57                   Amendment Number One to Second Restatement of Employment
                          Agreement between the Registrant and James Kolsrud dated
                          as of May 5, 1999.(9)
10.58                   Amendment Number Two to Employment Agreement between the
                          Registrant and David Vaun Crumly dated as of April 21,
                          1999.(9)
10.59                   Amendment Number Three to Employment Agreement between the
                          Registrant and David Vaun Crumly dated as of November 11,
                          1999.(9)
10.60                   Revolving Line of Credit Promissory Note dated April 12,
                          1999 between the Registrant and Kelly Enos.(9)
10.61                   Revolving Line of Credit Promissory Note dated April 12,
                          1999 between the Registrant and James Kolsrud.(9)
10.62                   Master Lease Purchase Agreement dated February 20, 1998, as amended, by and among the Registrant, PT-1 and Chase
                          Equipment Leasing.(9)
10.63                   Office and Switch Lease dated April 8, 1997 between PT-1 and
                          Golden Union, LLC, C/O Alma Realty Co., 28-18 31st Street,
                          Astoria, NY 11102.(9)
10.64                   Office and Switch Lease dated October, 1997 between PT-1 and
                          Evergreen America Corporation.(9)
10.65                   Office and Switch Lease dated July, 1997 between the
                          Registrant and NWT Partners, Ltd.(9)
10.66                   Office Switch Lease between STAR Telecommunications
                          Deutschland GmbH ("STAR GmbH") and Prinzzenpark GbR
                          Kanzlerstr, 4.(9)
10.67                   Office and Switch Lease dated April 1, 1999 between STAR
                          GmbH and Rentax Gesellschaft Fur Grundbesitzan-Lagen GmbH.
                          (English language summary of the original German language
                          lease is attached thereto.)(9)
10.68                   Office and Switch Lease dated March 1, 1999 between STAR
                          GmbH and Gewerbehof Athen. (English language summary of
                          the original German language lease is attached
                          thereto.)(9)
10.69                   Office and Switch Lease dated June 1, 1999 between STAR GmbH and Hamm & Co. (English language summary of the original
                          German language lease is attached thereto.)(9)
10.70                   Office and Switch Lease dated February 1, 1999 between STAR
                          GmbH and Rudolf Geray. (English language summary of the
                          original German language lease is attached thereto.)(9)
10.71                   Office and Switch Lease dated August 1, 1999 between STAR
                          GmbH and Erbengemeinschaft Fiszman. (English language
                          summary of the original German language lease is attached
                          thereto.)(9)
10.72                   Office and Switch Lease dated February 1, 1999 between STAR
                          GmbH and Kallco Projekt Projekges GmbH. (English language
                          summary of the original German language lease is attached
                          thereto.)(9)
10.73                   Office and Switch Lease dated June 1, 1999 between STAR GmbH and Comptoir Genvois Immobilier. (English language summary of the original German language lease is attached
                          thereto.)(9)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
10.74                   Office and Switch Lease between PT-1 and NWT Partners,
                          Ltd.(9)
21.1                    Subsidiaries of the Registrant.(9)
23.1                    Consent of Arthur Andersen LLP, Independent Public
                          Accountants.(X)
24.1                    Power of Attorney.(9)
27.1                    Financial Data Schedule.(9)

------------------------

(X) Included in this filing.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-21325) on February 7, 1997 and incorporated by reference herein.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-4 (Registration No. 333-53335) and incorporated by reference herein.

(3) Filed on December 15, 1997 as an exhibit to the Registrant's Current Report on Form 8-K (File No. 000-22581) and incorporated by reference herein.

(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-48559) on March 24, 1998 and incorporated by reference herein.

(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K (File No. 000-22581) on March 31, 1998 and incorporated by reference herein.

(6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 000-22581) on November 11, 1998 and incorporated by reference herein.

(7) Filed as an exhibit to the Registrant's Current Report on Form 8-K (File No. 000-22581) on February 19, 1999 and incorporated by reference herein.

(8) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 000-22851) on August 16, 1999 incorporated by reference herein.

(9) Filed as an exhibit to the Registrant's Annual Report on Form 10-K
    (File No. 000-22581) on April 14, 2000 and incorporated by reference herein.

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

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997       1998        1999
                                                              --------   --------   ----------
REVENUES....................................................  $434,086   $619,220   $1,061,774
OPERATING EXPENSES:
  Cost of services (exclusive of depreciation and
    amortization)...........................................   374,504    523,621      925,206
  Selling, general and administrative expenses..............    48,906     66,140      160,067
  Depreciation and amortization.............................     5,650     15,054       44,236
  Loss on impairment of goodwill............................        --      2,604           --
  Merger expense............................................       286      1,026        1,878
                                                              --------   --------   ----------
                                                               429,346    608,445    1,131,387
                                                              --------   --------   ----------
    Income (loss) from operations...........................     4,740     10,775      (69,613)
                                                              --------   --------   ----------
OTHER INCOME (EXPENSES):
  Interest income...........................................       464      4,469        2,192
  Interest expense..........................................    (2,617)    (3,386)      (9,895)
  Legal settlements and expenses............................    (1,653)        --           --
  Other income (expense)....................................       208       (304)       1,373
                                                              --------   --------   ----------
                                                                (3,598)       779       (6,330)
                                                              --------   --------   ----------
    Income (loss) before provision (benefit) for income
      taxes.................................................     1,142     11,554      (75,943)
PROVISION (BENEFIT) FOR INCOME TAXES........................     2,905      9,923      (12,096)
                                                              --------   --------   ----------
NET INCOME (LOSS)...........................................  $ (1,763)  $  1,631   $  (63,847)
                                                              ========   ========   ==========
Basic and diluted income (loss) per share...................  $  (0.06)  $   0.04   $    (1.12)
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

    In 1999, the Company began selling excess broadband fiber optic capacity that it obtained under 20 year Indefeasable Rights of Use ("IRU") agreements, which were accounted for as capital leases under SFAS 13. These transactions were accounted for as direct financing leases in accordance with SFAS No. 13, Accounting for Leases, and the related profit on sale as unearned income. The Company recognizes unearned income using the interest method as payments are received. During 1999, the Company realized $9.5 million of unearned income from these transactions as the buyers fully paid for the capacity upon acceptance. At December 31, 1999, the Company had no unearned income related to these finance leases. The accounting for these types of transactions are evolving and may require the Company to modify its accounting for future transactions.

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

    INTANGIBLE ASSETS

    Intangible assets consist of the cost to purchase customer lists, a non-compete agreement and goodwill associated with the purchase of PT-1 and other acquisitions. These intangibles are amortized using the straight-line method over their estimated useful lives. The realizability of goodwill and customer lists is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. These analyses involve significant management judgment to evaluate the capacity of an acquired business to perform within projections.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
During the year ended December 31, 1998, the Company recorded a loss on impairment of goodwill of approximately $2.6 million.

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

    On March 11, 1999, a proceeding was commenced by PT-1 by notice of petition following the election by a PT-1 stockholder to dissent from STAR's merger with PT-1 and following a demand for payment of the fair value of approximately 2,731,330 shares of PT-1 held by the stockholder. The proceeding was commenced in the Supreme Court of the State of New York. Under New York law, the PT-1 stockholder has the right to receive, in cash, the fair market value of his PT-1 shares as of the time of STAR's acquisition of PT-1. The PT-1 stockholder is seeking damages in accordance with his appraisal rights under New York law. On July 26, 2000, the Supreme Court of the State of New York of the County of Queens issued a temporary restraining order in favor of the stockholder which prevents PT-1 from distributing any of the proceeds of the PT-1 asset sale to STAR unless PT-1 has first set aside a reserve in the amount of $37.7 million in cash to satisfy the stockholder's claim. On August 15, 2000, the temporary restraining order was modified to reduce the required reserve to $25.0 million. STAR is continuing to challenge the amount of this claim and has petitioned the court to remove the temporary restraining order. STAR and World Access currently disagree as to whether this cash restriction, if upheld by the court, should be considered in determining whether STAR has met the closing condition requiring at least $120.0 million of net cash proceeds from the PT-1 asset sale. The Company expects to resolve this claim or finalize the discussions on this matter prior to the time the joint statement/prospectus is mailed to the respective company's stockholders.

                                   SIGNATURE

    Pursuant to the requirements of Section 15(d) of the Securities Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Barbara, California on September 11, 2000.

                                                       STAR TELECOMMUNICATIONS, INC.

                                                       By:                      *
                                                            -----------------------------------------
                                                                     Christopher E. Edgecomb
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                   SIGNATURE                                   TITLE                      DATE
                   ---------                                   -----                      ----
                       *                            Chief Executive Officer and
     --------------------------------------            Director (Principal and     September 11, 2000
            Christopher E. Edgecomb                      Executive Officer)

                       *
     --------------------------------------           President and Director       September 11, 2000
                 Mary A. Casey

                       *                             Vice President of Finance
     --------------------------------------             (Principal Accounting      September 11, 2000
                 John J. Pasini                               Officer)

                       *
     --------------------------------------                  Director              September 11, 2000
              Gordon Hutchins, Jr.

                       *
     --------------------------------------                  Director              September 11, 2000
                John R. Snedegar

*By:                 /s/ MARY A. CASEY
             ---------------------------------
                       Mary A. Casey
                      ATTORNEY-IN-FACT

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

ARTHUR ANDERSEN LLP

Los Angeles, California
April 14, 2000

                                                                     SCHEDULE II

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT                                          BALANCE AT
                                            BEGINNING OF                                           END OF
                                               PERIOD      ACQUISITION   PROVISION   WRITE-OFF     PERIOD
                                            ------------   -----------   ---------   ---------   ----------
                                                                    (IN THOUSANDS)
Allowance for doubtful accounts
  Year ended December 31, 1997............     $ 6,521       $    --      $13,770    $ (7,229)     $13,062
  Year ended December 31, 1998............     $13,062       $    --      $ 7,477    $ (7,978)     $12,561
  Year ended December 31, 1999............     $12,561       $37,925      $25,003    $(28,782)     $46,707

Deferred tax valuation allowance
  Year ended December 31, 1997............     $ 5,152       $    --      $   862    $     --      $ 6,014
  Year ended December 31, 1998............     $ 6,014       $    --      $ 3,455    $     --      $ 9,469
  Year ended December 31, 1999............     $ 9,469       $    --      $17,385    $     --      $26,854

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
2.1                     Amended and Restated Stock Acquisition Agreement and Plan of
                          Merger dated as of November 30, 1997 by and among the
                          Registrant, Big Dave's Acquisition Corp., LCCR, Inc., and
                          the shareholders listed on the signature page thereto.(3)
2.2                     Agreement and Plan of Merger dated as of November 19, 1997 by and among the Registrant, IIWII Corp. and United
                          Digital Network, Inc.(2)
2.3                     Stock Purchase Agreement dated as of January 26, 1998 by and among the Registrant, T-One Corp. and Taha Mikati, as
                          amended.(4)
2.4                     Amended and Restated Agreement and Plan of Merger dated as of August 20, 1998 by and among the Registrant, Sierra
                          Acquisition Co., Inc., PT-1 Communications, Inc. ("PT-1")
                          and the Stockholders listed on the signature page thereto,
                          (the PT-1 Merger Agreement).(6)
2.5                     First Amendment to the PT-1 Merger Agreement dated
                          September 1, 1998.(2)
2.6                     Second Amendment to the PT-1 Merger Agreement dated December
                          29, 1998.(2)
2.7                     Agreement and Plan of Merger dated February 11, 2000, by and among the Registrant and World Access, Inc.(9)
3.1                     Amended and Restated Certificate of Incorporation of the
                          Registrant.(4)
3.2                     Bylaws of the Registrant.(4)
4.1                     Specimen Common Stock certificate.(1)
4.2                     Registration Rights Agreement, dated September 24, 1996,
                          between the Registrant and the investors named therein.(1)
4.3                     Registration Rights Agreement, dated July 12, 1996, between the Registrant and the investor named therein.(1)
4.4                     Investor Rights Agreement dated July 25, 1996, between the
                          Registrant and the investors named therein.(1)
4.5                     Registration Rights Agreement dated as of November 30, 1997 by and among the Registrant and the shareholders listed on the signature page thereto.(3)
4.6                     Registration Rights Agreement dated as of March 10, 1998
                          between the Registrant and Taha Mikati.(4)
4.7                     Registration Rights and Restricted Share Agreement dated as of February 3, 1999 between the Registrant and the
                          shareholders named therein.(7)
10.l                    Form of Indemnification Agreement.(1)
10.2                    1996 Amended and Restated Stock Incentive Plan.(1)
10.3                    1996 Outside Director Nonstatutory Stock Option Plan.(1)
10.4                    1997 Omnibus Stock Incentive Plan.(1)
10.5                    Employment Agreement between the Registrant and Mary Casey dated July 14, 1995, as amended.(1)
10.6                    Employment Agreement between the Registrant and Kelly Enos dated December 2, 1996.(1)
10.7                    Employment Agreement between the Registrant and David Vaun
                          Crumly dated January 1, 1996.(1)
10.8                    Intentionally omitted.(1)
10.9                    Consulting Agreement between the Registrant and Gordon
                          Hutchins, Jr. dated May 1, 1996.(1)
10.10                   Nonstatutory Stock Option Agreement between the Registrant and Gordon Hutchins, Jr. dated May 15, 1996.(1)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
10.11                   Free Standing Commercial Building Lease between the
                          Registrant and Thomas M. Spear, as receiver for De La
                          Guerra Court Investments, dated for reference purposes as
                          of March 1, 1996.(1)
10.12                   Standard Office Lease Gross between the Registrant and De La
                          Guerra Partners, L.P. dated for reference purposes as of
                          July 9, 1996.(1)
10.13                   Office Lease between the Registrant and WHUB Real Estate
                          Limited Partnership dated June 28, 1996, as amended.(1)
10.14                   Standard Form of Office Lease between the Registrant and
                          Hudson Telegraph Associates dated February 28, 1996.(1)
10.15                   Agreement for Lease between the Registrant and Telehouse
                          International Corporation of Europe Limited dated
                          July 16, 1996.(1)
10.16                   Sublease between the Registrant and Borton, Petrini & Conron dated March 20, 1994, as amended.(1)
10.17                   Office Lease between the Registrant and One Wilshire Arcade
                          Imperial, Ltd. dated June 28, 1996.(1)
10.18                   Lease Agreement between the Registrant and
                          Telecommunications Finance Group dated April 6, 1995.(1)
10.19                   Lease Agreement between the Registrant and
                          Telecommunications Finance Group dated January 3, 1996, as amended.(1)
10.20                   Master Lease Agreement between the Registrant and NTFC
                          Capital Corporation dated December 20, 1996.(1)
10.21                   Variable Rate Installment Note between the Registrant and
                          Metrobank dated October 4, 1996.(1)
10.22                   Assignment of Purchase Order and Security Interest between the Registrant and DSC Finance Corporation dated
                          January 1, 1996.(1)
10.23                   Line of Credit Promissory Note between the Registrant and
                          Christopher E. Edgecomb dated November 7, 1996, as
                          amended.(1)
10.24                   Office Lease Agreement between the Registrant and Beverly
                          Hills Center LLC effective as of April 1, 1997.(1)
10.25                   Credit Agreement dated as of September 30, 1997 among the
                          Registrant, the financial institutions party thereto and
                          Sanwa Bank California, as amended.(4)
10.26                   Office Lease between the Registrant, Hudson Telegraph
                          Associates and American Communications Corp., as
                          amended.(4)
10.27                   Amendment Number Three to Employment Agreement between the
                          Registrant and Mary A. Casey dated as of July 1, 1997.(4)
10.28                   Amendment Number One to Employment Agreement between the
                          Registrant and Kelly D. Enos dated as of November 12,
                          1997.(4)
10.29                   Amendment Number One to First Restatement of Employment
                          Agreement between the Registrant and James Kolsrud dated
                          as of June 16, 1997.(4)
10.30                   Amendment Number One to Employment Agreement between the
                          Registrant and David Vaun Crumly dated as of November 11,
                          1997.(4)
10.31                   First Amendment to Amended and Restated 1996 Stock Incentive
                          Plan.(4)
10.32                   Agreement dated as of December 1, 1997 between the
                          Registrant and Nortel Dasa Network Systems GmbH & Co.
                          KG.(5)
10.33                   Leasing Agreement between the Registrant and Nortel Dasa
                          Network Systems GmbH & Co. KG.(4)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
10.34                   Guarantee Agreement between the Registrant and Nortel Dasa
                          Network Systems GmbH & Co. KG.(4)
10.35                   Note and Security Agreement dated as of December 18, 1997
                          between the Registrant and NationsBanc Leasing
                          Corporation.(4)
10.36                   Amendment of Lease dated as of September 30, 1997 between
                          the Registrant and Hudson Telegraph (reference is hereby
                          made to Exhibit 10.14).(4)
10.37                   Intentionally omitted.
10.38                   Lease Agreement dated July 29, 1996 between the Registrant and Telecommunications Finance Group.(4)
10.39                   Promissory Note issued by Christopher E. Edgecomb in favor of the Registrant dated November 26, 1997.(4)
10.40                   Stock Pledge Agreement dated November 26, 1997 between the
                          Registrant and Christopher E. Edgecomb.(4)
10.41                   Commercial Lease dated October 31, 1997 between the
                          Registrant and Prinzenpark GbR.(4)
10.42                   Commercial Lease dated October 9, 1997 between the
                          Registrant and WSL Weststadt Liegenschafts GmbH.(4)
10.43                   Office Lease between the Registrant and Airport-Center KGHP
                          Gewerbeban GmbH & Cie.(4)
10.44                   Lease dated November 19, 1997 between the Registrant and
                          DIFA Deutsche Immobilien Fonds Aktiengesellschaft.(4)
10.45                   Second Restatement of Employment Agreement between the
                          Registrant and James Kolsrud dated as of July 9, 1998.(6)
10.46                   First Amendment to 1997 Omnibus Stock Incentive Plan.(6)
10.47                   Loan and Security Agreement dated as of June 9, 1999 by and among the Registrant and certain of its subsidiaries as
                          the Obligors, and the financial institutions that are
                          identified therein as the Lenders, and Foothill Capital
                          Corporation ("Foothill") as Agent.(8)
10.48                   Pledge Agreement dated as of June 9, 1999 by and among the
                          Registrant certain of its subsidiaries and Foothill, as
                          Agent.(8)
10.49                   General Continuing Guaranty dated as of June 9, 1999
                          delivered by certain subsidiaries of the Registrant to
                          Foothill, as Agent.(8)
10.50                   Suretyship Agreement dated as of June 9, 1999 among
                          Foothill, as Agent, the Registrant and certain of its
                          subsidiaries.(8)
10.51                   Intercompany Subordination Agreement dated as of June 9,
                          1999 among the Registrant, certain of its subsidiaries and
                          Foothill, as Agent.(8)
10.52                   Trademark Security Agreement dated as of June 9, 1999 by the
                          Registrant certain of its subsidiaries and Foothill, as
                          Agent.(8)
10.53                   Copyright Security Agreement dated as of June 9, 1999 by the
                          Registrant certain of its subsidiaries and Foothill, as
                          Agent.(8)
10.54                   Receivables Sale Agreement dated as of November 30, 1999, by and between the Registrant, the entities listed on the
                          signature pages thereto, and RFC Capital Corporation as
                          Purchaser.(9)
10.55                   Amendment Number Four to Employment Agreement between the
                          Registrant and Mary A. Casey dated as of April 21,
                          1999.(9)
10.56                   Amendment Number Two to Employment Agreement between the
                          Registrant and Kelly D. Enos dated as of April 21,
                          1999.(9)
10.57                   Amendment Number One to Second Restatement of Employment
                          Agreement between the Registrant and James Kolsrud dated
                          as of May 5, 1999.(9)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
10.58                   Amendment Number Two to Employment Agreement between the
                          Registrant and David Vaun Crumly dated as of April 21,
                          1999.(9)
10.59                   Amendment Number Three to Employment Agreement between the
                          Registrant and David Vaun Crumly dated as of November 11,
                          1999.(9)
10.60                   Revolving Line of Credit Promissory Note dated April 12,
                          1999 between the Registrant and Kelly Enos.(9)
10.61                   Revolving Line of Credit Promissory Note dated April 12,
                          1999 between the Registrant and James Kolsrud.(9)
10.62                   Master Lease Purchase Agreement dated February 20, 1998, as amended, by and among the Registrant, PT-1 and Chase
                          Equipment Leasing.(9)
10.63                   Office and Switch Lease dated April 8, 1997 between PT-1 and
                          Golden Union, LLC, C/O Alma Realty Co., 28-18 31st Street,
                          Astoria, NY 11102.(9)
10.64                   Office and Switch Lease dated October, 1997 between PT-1 and
                          Evergreen America Corporation.(9)
10.65                   Office and Switch Lease dated July, 1997 between the
                          Registrant and NWT Partners, Ltd.(9)
10.66                   Office Switch Lease between STAR Telecommunications
                          Deutschland GmbH ("STAR GmbH") and Prinzzenpark GbR
                          Kanzlerstr, 4.(9)
10.67                   Office and Switch Lease dated April 1, 1999 between STAR
                          GmbH and Rentax Gesellschaft Fur Grundbesitzan-Lagen GmbH.
                          (English language summary of the original German language
                          lease is attached thereto.)(9)
10.68                   Office and Switch Lease dated March 1, 1999 between STAR
                          GmbH and Gewerbehof Athen. (English language summary of
                          the original German language lease is attached
                          thereto.)(9)
10.69                   Office and Switch Lease dated June 1, 1999 between STAR GmbH and Hamm & Co. (English language summary of the original
                          German language lease is attached thereto.)(9)
10.70                   Office and Switch Lease dated February 1, 1999 between STAR
                          GmbH and Rudolf Geray. (English language summary of the
                          original German language lease is attached thereto.)(9)
10.71                   Office and Switch Lease dated August 1, 1999 between STAR
                          GmbH and Erbengemeinschaft Fiszman. (English language
                          summary of the original German language lease is attached
                          thereto.)(9)
10.72                   Office and Switch Lease dated February 1, 1999 between STAR
                          GmbH and Kallco Projekt Projekges GmbH. (English language
                          summary of the original German language lease is attached
                          thereto.)(9)
10.73                   Office and Switch Lease dated June 1, 1999 between STAR GmbH and Comptoir Genvois Immobilier. (English language summary of the original German language lease is attached
                          thereto.)(9)
10.74                   Office and Switch Lease between PT-1 and NWT Partners,
                          Ltd.(9)
21.1                    Subsidiaries of the Registrant.(9)
23.1                    Consent of Arthur Andersen LLP, Independent Public
                          Accountants.(X)
24.1                    Power of Attorney.(9)
27.1                    Financial Data Schedule.(9)

------------------------

(X) Included in this filing.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-21325) on February 7, 1997 and incorporated by reference herein.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-4 (Registration No. 333-53335) and incorporated by reference herein.

(3) Filed on December 15, 1997 as an exhibit to the Registrant's Current Report on Form 8-K (File No. 000-22581) and incorporated by reference herein.

(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-48559) on March 24, 1998 and incorporated by reference herein.

(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K (File No. 000-22581) on March 31, 1998 and incorporated by reference herein.

(6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 000-22581) on November 11, 1998 and incorporated by reference herein.

(7) Filed as an exhibit to the Registrant's Current Report on Form 8-K (File No. 000-22581) on February 19, 1999 and incorporated by reference herein.

(8) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 000-22851) on August 16, 1999 incorporated by reference herein.

(9) Filed as an exhibit to the Registrant's Annual Report on Form 10-K
    (File No. 000-22581) on April 14, 2000 and incorporated by reference herein.

                            (4)        Reports on Form 8-K.

                                       (a)        None.