Form 10-Q/A
period 2000-03-31
STAR TELECOMMUNICATIONS INC
filed 2000-10-10
CIK 1026486

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             INTRODUCTORY STATEMENT

    We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2000 in response to comments received by us from the Securities and Exchange Commission regarding the Joint Proxy Statement/Prospectus on Form S-4 (Registration No. 333-37750), as amended, filed by World Access, Inc. in connection with our proposed merger with World Access.

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL INFORMATION:

Item 1:                 Financial Statements

                        Condensed Consolidated Balance Sheets As Of December 31,
                        1999
                        And March 31, 2000 (unaudited)..............................         3

                        Condensed Consolidated Statements Of Operations For The
                        Three Month Periods
                        Ended March 31, 1999 And 2000 (unaudited)...................         4

                        Condensed Consolidated Statements Of Cash Flows For The
                        Three Month Periods Ended March 31, 1999 And 2000
                        (unaudited).................................................         5

                        Notes To Condensed Consolidated Financial Statements........         7

Item 2:                 Management's Discussion And Analysis Of Financial Condition
                        And Results Of Operations...................................        13

Item 3:                 Quantitative And Qualitative Disclosures About Market
                        Risks.......................................................        17

PART II - OTHER INFORMATION.........................................................        18

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          2000
                                                              ------------   -----------
                                                                             (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................    $ 25,561       $ 14,170
  Short-term investments....................................       1,482          1,316
  Accounts and notes receivable, net........................     167,403        164,935
  Receivable from related parties...........................       1,390            845
  Other current assets......................................      39,250         45,745
                                                                --------       --------
    Total current assets....................................     235,086        227,011
                                                                --------       --------
Long-Term Assets:
  Property and equipment, net...............................     363,089        309,734
  Intangible assets, net....................................     200,582        197,518
  Other.....................................................       8,997          7,621
                                                                --------       --------
    Total assets............................................    $807,754       $741,884
                                                                ========       ========
Current Liabilities:
  Revolving lines of credit.................................    $ 43,540       $ 25,970
  Current portion of long-term obligations..................      18,528         18,314
  Accounts payable..........................................     159,920        162,758
  Accrued network costs.....................................     147,672        118,165
  Related party payable.....................................       1,133          1,329
  Other accrued expenses....................................      25,840         23,334
  Deferred revenue..........................................      36,374         37,886
                                                                --------       --------
    Total current liabilities...............................     433,007        387,756
                                                                --------       --------
Long-Term Liabilities:
  Long-term obligations, net of current portion.............      49,324         43,096
  Other long-term liabilities...............................      47,369         40,964
                                                                --------       --------
    Total long-term liabilities.............................      96,693         84,060
                                                                --------       --------
Stockholders' Equity:
  Common stock $.001 par value:
  Authorized - 100,000,000 shares...........................          58             58
  Additional paid-in capital................................     365,845        366,277
  Deferred compensation.....................................      (2,160)        (1,574)
  Note receivable from stockholder..........................      (3,714)        (3,785)
  Accumulated other comprehensive loss......................      (6,022)        (7,646)
  Accumulated deficit.......................................     (75,953)       (83,262)
                                                                --------       --------
    Total stockholders' equity..............................     278,054        270,068
                                                                --------       --------
    Total liabilities and stockholders' equity..............    $807,754       $741,884
                                                                ========       ========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999       2000
                                                              --------   ---------
                                                                  (UNAUDITED)
Revenue.....................................................  $228,209   $ 255,105
Operating expenses:
  Cost of services..........................................   192,914     225,840
  Selling, general and administrative expenses..............    31,465      33,703
  Depreciation and amortization.............................     8,730      13,461
  Merger expense............................................     1,442          --
                                                              --------   ---------
                                                               234,551     273,004
                                                              --------   ---------
  Loss from operations......................................    (6,342)    (17,899)
                                                              --------   ---------
Other income (expense):
  Interest income...........................................       729         189
  Interest expense..........................................    (1,213)     (2,924)
  Other.....................................................    (2,021)     10,696
                                                              --------   ---------
                                                                (2,505)      7,961
                                                              --------   ---------
  Loss before benefit for income taxes......................    (8,847)     (9,938)
Benefit for income taxes....................................    (1,295)     (2,629)
                                                              --------   ---------
Net loss....................................................  $ (7,552)  $  (7,309)
                                                              ========   =========
Basic and diluted loss per share............................  $  (0.14)  $   (0.12)
                                                              ========   =========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                  (UNAUDITED)
Cash Flows From Operating Activities:
  Net loss..................................................  $ (7,552)  $ (7,309)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................     8,730     13,461
    Loss (Gain) on investment...............................        46    (12,898)
    Loss on disposal of equipment...........................        --      1,508
    Provision for doubtful accounts.........................     2,283      6,708
    Deferred income taxes...................................    (1,315)       (95)
    Compensation expense related to stock options...........        --        374
    Deferred compensation...................................        --        (68)
    Change in assets and liabilities net of effects from
      purchase of PT-1:
      Accounts and notes receivable, net....................   (20,448)   (20,310)
      Receivable from related parties.......................       104        474
      Other assets..........................................     2,853     (1,558)
      Accounts payable......................................    10,685     53,355
      Related party payable.................................    (1,739)       196
      Accrued network cost..................................    16,027    (28,504)
      Other accrued expenses................................    11,407       (866)
      Deferred revenue......................................    (2,160)     1,533
      Other liabilities.....................................      (328)    (1,669)
                                                              --------   --------
          Net cash provided by operating activities.........    18,593      4,332
                                                              --------   --------

Cash Flows From Investing Activities:
  Capital expenditures......................................   (32,021)    (7,612)
  Short-term investments....................................       920        102
  Purchase of PT-1, net of cash acquired....................    13,898         --
  Payment to former shareholder of PT-1.....................    (2,000)        --
  Sale of investments.......................................        --     13,830
  Other long term assets....................................    (3,475)      (838)
                                                              --------   --------
          Net cash (used) provided by investing
            activities......................................   (22,678)     5,482
                                                              --------   --------

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

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) GENERAL

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, as set forth in our Annual Report on Form 10-K, as amended by Form 10-K/A filed on September 11, 2000. Certain prior year balances have been reclassified to conform to the current year presentation. Certain balances related to the three months ended March 31, 2000 have been restated to (i) record compensation expense of $374,000 related to the acceleration of vesting and extension of stock options which occurred on January 31, 2000 and (ii) amortize an additional $411,000 of deferred compensation related to the issuance of the escrow shares under the distribution agreement with NY Phone Card Distributors LLC. The results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION AND DEFERRED REVENUE

    In 1999, we began selling specifically identifiable dark fiber optic capacity that we obtained under 20 year Indefeasible Rights of Use ("IRU") agreements, which were accounted for as capital leases

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) under Statement of Financial Accounting Standards ("SFAS") No. 13. These transactions were accounted for as direct financing leases in accordance with SFAS No. 13, Accounting for Leases, and the related profit on sale as unearned income. We recognize unearned income using the interest method as payments are received. During 1999, we realized $9.5 million of unearned income from these transactions as the buyers fully paid for the capacity upon acceptance. At December 31, 1999, we had no unearned income related to these financial leases. We did not enter into any IRU sale agreements during the three months ended March 31, 2000. The accounting for these types of transactions is evolving and may require us to modify our accounting for future transactions.

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

(5) COMPREHENSIVE INCOME (LOSS)

    On January 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income". For year end financial statements, SFAS 130 requires us to display comprehensive income (which is the total of net income and all other non-owner changes in equity) with the same prominence as other consolidated financial statements. For the year end financial statements, we display the components of other comprehensive loss in the consolidated statements of stockholders' equity. During the three-month periods ended March 31, 1999 and 2000, comprehensive loss consisting of foreign currency translation adjustments of $2,122,000 and $1,624,000, respectively, resulted in total comprehensive loss of $9,674,000 and $8,933,000, respectively.

(6) SIGNIFICANT EVENTS

    On January 18, 2000, we were notified that our capacity on the China-US Undersea Cable System would be reclaimed, unless we made a payment of approximately $47.2 million by February 1, 2000. The $47.2 million represents the total amount of liabilities owed to the China-US Undersea Cable System as of December 31, 1999. We allowed reclamation of the capacity to take place. As a result, we removed the capitalized cost of $48.7 million, which is included in operating equipment at December 31, 1999, and the related accounts payable balance of $47.2 million in the first quarter of

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(6) SIGNIFICANT EVENTS (CONTINUED)
2000. The remaining balance of the capitalized cost of $1.5 million was expensed and included in other income for the three months ended March 31, 2000.

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

(8) SEGMENT INFORMATION

    At March 31, 2000, we have three separately managed business segments, North American Wholesale, North American Commercial and European long distance telecommunications.

                                                               NORTH       NORTH
                                                             AMERICAN     AMERICAN
THREE MONTHS ENDED, MARCH 31, 1999 (IN THOUSANDS)            WHOLESALE   COMMERCIAL   EUROPEAN    TOTAL
-------------------------------------------------            ---------   ----------   --------   --------
Revenues from external customers...........................  $127,702     $ 75,016    $25,491    $228,209
Revenues from other segments...............................    34,819        1,107      9,216      45,142
Interest income............................................       643           75         11         729
Interest expense...........................................       479          418        316       1,213
Depreciation and amortization..............................     3,595        3,003      2,132       8,730
Segment net income (loss) before provision (benefit) for
  income taxes.............................................     5,378      (11,140)    (3,085)     (8,847)
Segment assets.............................................   195,037      318,608    125,029     638,674

                                                               NORTH       NORTH
                                                             AMERICAN     AMERICAN
THREE MONTHS ENDED, MARCH 31, 2000 (IN THOUSANDS)            WHOLESALE   COMMERCIAL   EUROPEAN    TOTAL
-------------------------------------------------            ---------   ----------   --------   --------
Revenues from external customers...........................  $ 81,297     $135,150    $38,658    $255,105
Revenues from other segments...............................   103,885           --      6,623     110,508
Interest income............................................         6           62        121         189
Interest expense...........................................     1,859          296        769       2,924
Depreciation and amortization..............................     5,470        4,337      3,654      13,461
Segment net income (loss) before provision (benefit) for
  income taxes.............................................    (6,323)      (3,179)      (436)     (9,938)
Segment assets.............................................   232,298      339,737    169,849     741,884

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

(10) SUBSEQUENT EVENTS

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

    On April 18, 2000, Samer Tawfik resigned as a director of STAR.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q/A (Amendment No. 1) contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of our future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of numerous factors including among others, the following: (i) changes in customer rates per minute; (ii) foreign currency fluctuations; (iii) termination of certain service agreements or inability to enter into additional service agreements; (iv) inaccuracies in our forecast of traffic growth; (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vi) foreign political or economic instability; (vii) changes in the availability of transmission facilities; (viii) loss of the services of key officers; (ix) loss of a customer which provides us with significant revenues; (x) highly competitive market conditions in the industry; (xi) concentration of credit risk; and (xii) availability of long term financing. The foregoing review of the important factors should not be considered as exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    The following table sets forth income statement data as a percentage of revenues for the periods indicated.

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                1999         2000
                                                              --------     --------
Revenues....................................................     100%         100%
Operating expenses:
  Cost of services..........................................    84.5         88.5
  Selling, general and administrative.......................    13.8         13.2
  Depreciation and amortization.............................     3.8          5.3
  Merger expense............................................     0.6           --
                                                               -----        -----
                                                               102.8        107.0
                                                               -----        -----
  Loss from operations......................................    (2.8)        (7.0)
                                                               -----        -----
Other income (expense):
  Interest income...........................................     0.3          0.1
  Interest expense..........................................    (0.5)        (1.1)
  Other.....................................................    (0.9)         4.2
                                                               -----        -----
                                                                (1.1)         3.1
                                                               -----        -----
Loss before benefit for income taxes........................    (3.9)        (3.9)
Benefit for income taxes....................................    (0.6)        (1.0)
                                                               -----        -----
Net loss....................................................    (3.3)%       (2.9)%
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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: For the first quarter of 2000, total selling, general and administrative expenses, exclusive of merger expenses, increased 7.1% to $33.7 million from $31.5 million in the first quarter of 1999 and decreased as a percentage of revenues to 13.2% from 13.8% over the comparable 1999 period. This compares to total selling, general and administrative expenses, exclusive of merger expenses for the fourth quarter of 1999 of $41.7 million, representing a decrease of $8.0 million or 19.2% from the fourth quarter of 1999 to the first quarter of 2000. This significant improvement represents our continued cost saving efforts throughout our North American operations.

    North American selling, general and administrative expenses decreased 7.8% to $23.5 million in the first quarter of 2000 from $25.5 million in the first quarter of 1999. For the first quarter of 2000, North American selling, general and administrative expenses decreased as a percentage of North American revenues to 10.9% from 12.6% in the first quarter of 1999. The decrease is primarily a result of the elimination of redundant staff positions during the third quarter of 1999 after the PT-1 and United Digital Network, Inc. ("UDN") mergers, and decreased commission, advertising and promotion expenses during the first quarter of 2000 as compared to the first quarter of 1999. Had the entire first quarter of PT-1's operating results been included in the first quarter of 1999, selling, general and administrative expenses, exclusive of merger expenses, would have decreased $6.4 million dollars in the first quarter of 2000 or approximately 21.4% as compared to the first quarter of 1999.

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

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense increased over 54.2% to $13.5 million for the first quarter of 2000 from $8.7 million for the first quarter of 1999, and increased as a percentage of revenues to 5.3% from 3.8% over the comparable period in the prior year. The increase is due primarily to significant asset additions in Europe and the inclusion of the depreciation expense for PT-1 assets. Depreciation expense also increased as a result of our investment in domestic broadband capacity during 1999. Depreciation and amortization expense attributable to North American assets amounted to $9.8 million in the first quarter of 2000. European operations realized total depreciation and amortization expense of $3.7 million in the first quarter of 2000. We expect depreciation and amortization expense to continue to increase as a percentage of revenues as we continue to expand our global telecommunications network.

    LOSS FROM OPERATIONS: In the first quarter of 2000, loss from operations was $17.9 million compared to loss from operations of $6.3 million in the first quarter of 1999. Operating margin in the first quarter of 2000 was a negative 7.0% as compared to a negative 2.8% in the first quarter of 1999. Operating margin decreased in the first quarter of 2000 primarily due to rate compression in the wholesale market, the increase in depreciation and amortization expense, and increased expenses due to our continued European expansion.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)            EXHIBIT    DESCRIPTION
                         10.75     Workout Agreement, dated April 12, 2000, between STAR, MCI
                                   WorldCom Network Services, Inc. ("WorldCom") and certain of
                                   STAR's subsidiaries.(1)

                         10.76     Promissory Note, dated April 12, 2000, between STAR and
                                   WorldCom.(1)

                         10.77     Security Agreement, dated April 12, 2000, between STAR and
                                   WorldCom and certain of STAR's subsidiaries.(1)

                         10.78     Pledge Agreement, dated April 12, 2000, between STAR and
                                   WorldCom and certain of STAR's subsidiaries.(1)

                         10.79     Guaranty, dated April 12, 2000, between WorldCom and certain of STAR's subsidiaries.(1)

                         27.1      Financial Data Schedule.(X)

------------------------

(X) Included in this filing.

(1) Filed as an exhibit to our Quarterly Report on Form 10-Q (File No. 000-22581) filed on May 18, 2000 and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       STAR TELECOMMUNICATIONS, INC.

Dated: October 6, 2000                                 By:         /s/ CHRISTOPHER E. EDGECOMB
                                                            -----------------------------------------
                                                                     Christopher E. Edgecomb
                                                               CHIEF EXECUTIVE OFFICER AND DIRECTOR
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

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