Form 10-Q/A
period 2000-06-30
STAR TELECOMMUNICATIONS INC
filed 2000-10-10
CIK 1026486

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             INTRODUCTORY STATEMENT

    We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2000 in response to comments received by us from the Securities and Exchange Commission regarding the Joint Proxy Statement/Prospectus on Form S-4 (Registration No. 333-37750), as amended, filed by World Access, Inc. in connection with our proposed merger with World Access.

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

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                              DECEMBER 31,     JUNE 30,
                                                                  1999           2000
                                                              -------------   -----------
                                                                              (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................    $ 25,561        $ 16,844
  Short-term investments....................................       1,482           1,756
  Accounts and notes receivable, net........................     167,403         161,169
  Receivable from related parties...........................       1,390             942
  Other current assets......................................      39,250          45,610
                                                                --------        --------
    Total current assets....................................     235,086         226,321
                                                                --------        --------
Long-Term Assets:
  Property and equipment, net...............................     363,089         304,314
  Intangible assets, net....................................     200,582         193,316
  Other.....................................................       8,997           5,838
                                                                --------        --------
    Total assets............................................    $807,754        $729,789
                                                                ========        ========
Current Liabilities:
  Revolving lines of credit.................................    $ 43,540        $ 23,884
  Current portion of long-term obligations..................      18,528           7,159
  Current portion of note payable due carrier...............      --              57,666
  Accounts payable..........................................     159,920         126,292
  Accrued network costs.....................................     147,672         102,495
  Related party payable.....................................       1,133           1,359
  Other accrued expenses....................................      25,840          22,048
  Deferred revenue..........................................      36,374          37,280
                                                                --------        --------
    Total current liabilities...............................     433,007         378,183
                                                                --------        --------
Long-Term Liabilities:
  Long-term obligations, net of current portion.............      49,324          59,403
  Other long-term liabilities...............................      47,369          33,634
                                                                --------        --------
    Total long-term liabilities.............................      96,693          93,037
                                                                --------        --------
Stockholders' Equity:
  Common stock $.001 par value:
    Authorized--100,000,000 shares..........................          58              58
  Additional paid-in capital................................     365,845         366,304
  Deferred compensation.....................................      (2,160)         (1,399)
  Note receivable from stockholder..........................      (3,714)         (3,856)
  Accumulated other comprehensive loss......................      (6,022)         (8,017)
  Accumulated deficit.......................................     (75,953)        (94,521)
                                                                --------        --------
    Total stockholders' equity..............................     278,054         258,569
                                                                --------        --------
    Total liabilities and stockholders' equity..............    $807,754        $729,789
                                                                ========        ========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        1999       2000       1999       2000
                                                      --------   --------   --------   --------
                                                          (UNAUDITED)           (UNAUDITED)
Revenue.............................................  $272,269   $242,295   $500,478   $497,400
Operating expenses:
  Cost of services..................................   248,589    207,817    441,503    433,657
  Selling, general and administrative expenses......    45,588     27,852     77,053     61,555
  Depreciation and amortization.....................    10,910     13,078     19,640     26,539
  Merger expense....................................       430      --         1,872      --
                                                      --------   --------   --------   --------
                                                       305,517    248,747    540,068    521,751
                                                      --------   --------   --------   --------
  Loss from operations..............................   (33,248)    (6,452)   (39,590)   (24,351)
                                                      --------   --------   --------   --------
Other income (expense):
  Interest income...................................       946         76      1,675        265
  Interest expense..................................    (2,319)    (4,818)    (3,532)    (7,742)
  Other.............................................        98     (3,142)    (1,923)     7,554
                                                      --------   --------   --------   --------
                                                        (1,275)    (7,884)    (3,780)        77
                                                      --------   --------   --------   --------
  Loss before benefit for income taxes..............   (34,523)   (14,336)   (43,370)   (24,274)
Benefit for income taxes............................    (6,591)    (3,077)    (7,886)    (5,706)
                                                      --------   --------   --------   --------
Net loss............................................  $(27,932)  $(11,259)  $(35,484)  $(18,568)
                                                      ========   ========   ========   ========
Basic and diluted loss per share....................  $  (0.48)  $  (0.19)  $  (0.64)  $  (0.32)
                                                      ========   ========   ========   ========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                1999        2000
                                                              ---------   ---------
                                                                   (UNAUDITED)
Cash Flows From Operating Activities:
  Net loss..................................................  $ (35,484)  $ (18,568)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................     19,640      26,539
    Gain on investment......................................         --     (11,259)
    Loss on disposal of equipment...........................         --       1,509
    Provision for doubtful accounts.........................      9,999      12,413
    Deferred income taxes...................................     (1,427)     (1,276)
    Compensation expense related to stock options...........         --         374
    Deferred compensation...................................         --         (95)
    Change in assets and liabilities net of effects from
      purchase of PT-1:
      Accounts and notes receivable, net....................    (57,001)    (26,423)
      Receivable from related parties.......................       (473)        306
      Prepaid expenses......................................     (4,451)     (3,450)
      Other assets..........................................      3,359       1,417
      Accounts payable......................................     18,703      68,340
      Related party payable.................................     (1,749)        226
      Accrued network cost..................................     54,233     (37,766)
      Other accrued expenses................................     17,834         688
      Deferred revenue......................................     (3,113)        914
      Other liabilities.....................................     (6,705)     (2,532)
                                                              ---------   ---------
        Net cash provided by operating activities...........     13,365      11,357
                                                              ---------   ---------
Cash Flows From Investing Activities:
  Capital expenditures......................................    (51,932)     (4,219)
  Short-term investments....................................        444        (345)
  Net of cash acquired in purchase of PT-1..................     (4,435)         --
  Payment to former shareholder of PT-1.....................     (2,000)         --
  Sale of investments.......................................         --      13,467
  Other long term assets....................................     (5,408)       (577)
                                                              ---------   ---------
        Net cash (used) provided by investing activities....    (63,331)      8,326
                                                              ---------   ---------
Cash Flows From Financing Activities:
  Borrowings under line of credit...........................    147,487     191,561
  Repayments under lines of credit..........................   (127,611)   (211,217)
  Borrowings under long-term debt and capital lease
    obligations.............................................        700          --
  Payments under long-term debt and capital lease
    obligations.............................................     (9,251)     (9,157)
  Stock options exercised...................................        583          85
  Other financing activities................................        (48)         --
                                                              ---------   ---------
        Net cash provided (used) by financing activities....     11,860     (28,728)
                                                              ---------   ---------
Effects Of Foreign Currency Translation.....................        175         328
Decrease in cash and cash equivalents.......................    (37,931)     (8,717)
Cash and cash equivalents, beginning of period..............     47,297      25,561
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $   9,366   $  16,844
                                                              =========   =========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) GENERAL

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, as set forth in our Annual Report on Form 10-K, as amended by Form 10-K/A filed on September 11, 2000. Certain prior year balances have been reclassified to conform to the current year presentation. Certain balances related to the six months ended June 30, 2000 have been restated to (i) record compensation expense of $374,000 related to the acceleration of vesting and extension of stock options which occurred on January 31, 2000 and (ii) amortize an additional $411,000 of deferred compensation during the three months ended March 31, 2000 related to the issuance of the escrow shares under the distribution agreement with NY Phone Card Distributors LLC. The results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION AND DEFERRED REVENUE

    In 1999, we began selling specifically identifiable dark fiber optic capacity that we obtained under 20 year Indefeasible Rights of Use ("IRU") agreements, which were accounted for as capital leases under Statement of Financial Accounting Standards ("SFAS") No. 13. These transactions were

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accounted for as direct financing leases in accordance with SFAS No. 13, Accounting for Leases, and the related profit on sale as unearned income. We recognize unearned income using the interest method as payments are received. During 1999, we realized $9.5 million of unearned income from these transactions as the buyers fully paid for the capacity upon acceptance. At December 31, 1999, we had no unearned income related to these financial leases. We did not enter into any IRU sale agreements during the six months ended June 30, 2000. The accounting for these types of transactions is evolving and may require us to modify our accounting for future transactions.

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

(5) COMPREHENSIVE INCOME (LOSS)

    On January 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income." For year end financial statements, SFAS No. 130 requires us to display comprehensive income (which is the total of net income and all other non-owner changes in equity) with the same prominence as other consolidated financial statements. For the year end financial statements, we display the components of other comprehensive loss in the consolidated statements of stockholders' equity. During the three month periods ended June 30, 1999 and 2000, comprehensive loss consisting of foreign currency translation adjustments of $2,251,000 and $371,000, respectively, resulted in total comprehensive loss of $30,183,000 and $11,630,000, respectively. During the six month periods ended June 30, 1999 and 2000, comprehensive loss consisting of foreign currency translation adjustments of $4,373,000 and $1,995,000, respectively, resulted in a total comprehensive loss of $39,857,000 and $20,563,000, respectively.

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

    On February 11, 2000, we entered into a definitive agreement to merge with and into World Access, Inc. ("World Access"). On June 7, 2000, we amended the terms of the agreement with World Access. Under the terms of the amended agreement, each share of our common stock will be converted into 0.386595 shares of World Access common stock. World Access may, at its election, pay up to 40% of the merger consideration in cash.

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

    On February 14, 2000 and March 1, 2000, identical class action complaints were filed against us and directors Christopher E. Edgecomb, Mary A. Casey, Mark Gershein, Gordon Hutchins, Jr., John R. Snedegar, Arunas A. Chesonis and Samer Tawfik. The complaints were consolidated and alleged causes of action for breach of fiduciary duty arising from approval of our merger with World Access on the grounds that the consideration to be received in the merger with World Access was unfair, unconscionable and grossly inadequate. On May 31, 2000, the Superior Court of the State of California

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(6) SIGNIFICANT EVENTS (CONTINUED)
of the County of Santa Barbara granted our demurrer on the grounds that the consolidated complaint was legally deficient, effectively dismissing the lawsuits. On July 14, 2000, the plaintiff filed a notice of appeal from that judgment.

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

    On June 26, 2000, GmbH entered into an agreement to sell its interest in Mainova Telecommunications GmbH, a Germany based start up telecommunications company. Per the terms of the agreement, a sum of approximately $1.7 million was paid for GmbH's interest in Mainova. This transaction will result in a gain of approximately $1.2 million. In addition, a loan previously made to Mainova of approximately $0.5 million was required to be paid in full. GmbH's shares in Mainova were turned over to the purchaser and the total proceeds, including the loan repayment of approximately $2.2 million were received on July 11, 2000. Per the agreement, the effective date of this transaction is

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(6) SIGNIFICANT EVENTS (CONTINUED)
September 30, 2000, and includes certain conditions that must be met in order for the agreement to become effective. As such, the effects of the transaction have not been recorded as of June 30, 2000.

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

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(8) SEGMENT INFORMATION (CONTINUED)

                                                       NORTH       NORTH
                                                     AMERICAN     AMERICAN
                                                     WHOLESALE   COMMERCIAL   EUROPEAN    TOTAL
                                                     ---------   ----------   --------   --------
THREE MONTHS ENDED, JUNE 30, 2000 (in thousands)
Revenues from external customers...................  $ 72,648     $133,376    $ 36,271   $242,295
Revenues from other segments.......................    95,095           --       3,642     98,737
Interest income....................................         5           71          --         76
Interest expense...................................     3,705          502         611      4,818
Depreciation and amortization......................     5,183        4,246       3,649     13,078
Segment net income (loss) before provision
  (benefit) for income taxes.......................    (8,591)       3,463      (9,208)   (14,336)
Segment assets.....................................   230,588      333,087     166,114    729,789

                                                       NORTH       NORTH
                                                     AMERICAN     AMERICAN
                                                     WHOLESALE   COMMERCIAL   EUROPEAN    TOTAL
                                                     ---------   ----------   --------   --------
SIX MONTHS ENDED, JUNE 30, 1999 (in thousands)
Revenues from external customers...................  $248,806     $199,726    $ 51,946   $500,478
Revenues from other segments.......................    63,987        8,718      19,434     92,139
Interest income....................................     1,536          110          29      1,675
Interest expense...................................     1,452          716       1,364      3,532
Depreciation and amortization......................     7,604        7,433       4,603     19,640
Segment net income (loss) before provision
  (benefit) for income taxes.......................    (7,754)     (20,693)    (14,923)   (43,370)
Segment assets.....................................   206,475      320,862     145,489    672,826

                                                       NORTH       NORTH
                                                     AMERICAN     AMERICAN
                                                     WHOLESALE   COMMERCIAL   EUROPEAN    TOTAL
                                                     ---------   ----------   --------   --------
SIX MONTHS ENDED, JUNE 30, 2000 (in thousands)
Revenues from external customers...................  $153,945     $268,526    $ 74,929   $497,400
Revenues from other segments.......................   198,980           --      10,265    209,245
Interest income....................................        11          133         121        265
Interest expense...................................     5,564          798       1,380      7,742
Depreciation and amortization......................    10,653        8,583       7,303     26,539
Segment net income (loss) before provision
  (benefit) for income taxes.......................   (14,914)         284      (9,644)   (24,274)
Segment assets.....................................   230,588      333,087     166,114    729,789

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

    The following table sets forth income statement data as a percentage of revenues for the periods indicated.

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
                                                                1999       2000       1999       2000
                                                              --------   --------   --------   --------
Revenues....................................................      100%       100%       100%       100%
Operating expenses:
  Cost of services..........................................     91.3       85.8       88.2       87.2
  Selling, general and administrative.......................     16.7       11.5       15.4       12.4
  Depreciation and amortization.............................      4.0        5.4        3.9        5.3
  Merger expense............................................      0.2         --        0.4         --
                                                               ------     ------     ------     ------
                                                                112.2      102.7      107.9      104.9
                                                               ------     ------     ------     ------
  Loss from operations......................................    (12.2)      (2.7)      (7.9)      (4.9)
                                                               ------     ------     ------     ------
Other income (expense):
  Interest income...........................................      0.3         --        0.3        0.1
  Interest expense..........................................     (0.9)      (2.0)      (0.7)      (1.6)
  Other.....................................................      0.1       (1.3)      (0.4)       1.5
                                                               ------     ------     ------     ------
                                                                 (0.5)      (3.3)      (0.8)      (0.0)
                                                               ------     ------     ------     ------
Loss before benefit for income taxes........................    (12.7)      (5.9)      (8.7)      (4.9)
Benefit for income taxes....................................     (2.4)      (1.3)      (1.6)      (1.1)
                                                               ------     ------     ------     ------
Net loss....................................................    (10.3)%     (4.6)%     (7.1)%     (3.7)%
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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: For the first six months of 2000, total selling, general and administrative expenses, exclusive of merger expenses, decreased 20.1% to $61.6 million from $77.1 million in the first six months of 1999 and decreased as a percentage of revenues to 12.4% from 15.4% over the comparable 1999 period. This significant improvement is a result of our continued cost saving efforts throughout our North American operations.

    North American selling, general and administrative expenses decreased 30.3% to $44.7 million in the first six months of 2000 from $64.1 million in the first six months of 1999. For the first six months of 2000, North American selling, general and administrative expenses decreased as a percentage of North American revenues to 10.6% from 14.3% in the first six months of 1999. The decrease is primarily a result of the elimination of redundant staff positions during the third quarter of 1999 after the PT-1 and UDN mergers, and our ongoing commitment to reduce operating expenses, which has resulted in decreased payroll, commission, advertising and promotion expenses during the first six months of 2000 as compared to the first six months of 1999.

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

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense increased 35.1% to $26.5 million for the first six months of 2000 from $19.6 million for the first six months of 1999, and increased as a percentage of revenues to 5.3% from 3.9% over the comparable period in the prior year.

The increase is due primarily to significant asset additions in Europe throughout 1999 and as a result of our investment in domestic broadband capacity during 1999. Depreciation and amortization expense attributable to North American assets amounted to $19.2 million in the first six months of 2000. European operations realized total depreciation and amortization expense of $7.3 million in the first six months of 2000. We expect depreciation and amortization expense to continue to increase as a percentage of revenues as we continue to expand our global telecommunications network.

    LOSS FROM OPERATIONS: In the first six months of 2000, loss from operations was $24.4 million compared to loss from operations of $39.6 million in the first six months of 1999. Operating margin in the first six months of 2000 was a negative 4.9% as compared to a negative 7.9% in the first six months of 1999. The increase in operating margin from the first six months of 1999 to the first six months of 2000 is a result of our efforts to market higher margin countries in 2000, as well as reduced North American selling, general and administrative expenses in 2000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    At June 30, 2000, we were in compliance with all covenants under the receivables financing agreement with RFC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBIT  DESCRIPTION
         -------  ------------------------------------------------------------
             2.8  First Amendment to Agreement and Plan of Merger, dated as of
                  June 7, 2000, between STAR, World Access, Inc. and STI
                  Merger Co.(X)

             2.9 Second Amendment to Agreement and Plan of Merger, dated as of October 6, 2000, between STAR, World Access, Inc. and STI
                  Merger Co.(X)

           10.80 Standby Term Loan Note, dated June 30, 2000, between STAR and MCI WorldCom Network Services, Inc ("WorldCom").(1)

           10.81  Amendment No. 1 to Workout Agreement, dated as of June 30,
                  2000, between STAR, WorldCom and certain of STAR's subsidiaries.(1)

           10.82  Amendment No. 1 to Standby Term Loan Note, dated as of
                  July 31, 2000, between STAR and WorldCom.(1)

           10.83  Amendment No. 1 to Promissory Note, dated as of July 31,
                  2000, between STAR and WorldCom.(1)

           10.84  Amendment No. 2 to Standby Term Loan Note, dated as of
                  August 15, 2000, between STAR and WorldCom.(1)

           10.85  Amendment No. 2 to Promissory Note, dated as of August 15,
                  2000, between STAR and WorldCom.(1)

            27.1  Financial Data Schedule.(1)

            27.2  Financial Data Schedule.(X)

------------------------

(X) Included in this filing.

(1) Filed as an exhibit to our Quarterly Report on Form 10-Q (File
    No. 000-22581) filed on August 18, 2000 and incorporated herein by reference.

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