Form 10-Q
period 2000-09-30
STAR TELECOMMUNICATIONS INC
filed 2000-11-20
CIK 1026486

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 2, 2000, the number of shares of the registrant's Common Stock outstanding was 58,660,082 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I--FINANCIAL INFORMATION:

Item 1:                 Financial Statements

                        Condensed Consolidated Balance Sheets As Of December 31,
                        1999 And September 30, 2000 (unaudited).....................         3

                        Condensed Consolidated Statements Of Operations For The
                        Three And Nine Month Periods Ended September 30, 1999 And
                        2000 (unaudited)............................................         4

                        Condensed Consolidated Statements Of Cash Flows For The Nine
                        Month Periods Ended September 30, 1999 And 2000
                        (unaudited).................................................         5

                        Notes To Condensed Consolidated Financial Statements........         7

Item 2:                 Management's Discussion And Analysis Of Financial Condition
                        And Results Of Operations...................................        13

Item 3:                 Quantitative And Qualitative Disclosures About Market
                        Risks.......................................................        20

PART II--OTHER INFORMATION..........................................................        21

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1999           2000
                                                              ------------   -------------
                                                                              (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................    $ 25,561       $ 12,244
  Short-term investments....................................       1,482          1,599
  Accounts and notes receivable, net........................     167,403        175,979
  Receivable from related parties...........................       1,390            855
  Other current assets......................................      39,250         52,640
                                                                --------       --------
      Total current assets..................................     235,086        243,317
                                                                --------       --------
Long-Term Assets:
  Property and equipment, net...............................     363,089        283,521
  Intangible assets, net....................................     200,582        190,405
  Other.....................................................       8,997          6,355
                                                                --------       --------
      Total assets..........................................    $807,754       $723,598
                                                                ========       ========
Current Liabilities:
  Revolving lines of credit.................................    $ 43,540       $ 29,979
  Current portion of long-term obligations..................      18,528         19,050
  Current portion of notes payable due carrier..............          --         90,717
  Accounts payable..........................................     159,920        109,376
  Accrued network costs.....................................     147,672        113,960
  Related party payable.....................................       1,133          1,391
  Other accrued expenses....................................      25,840         19,987
  Deferred revenue..........................................      36,374         37,765
                                                                --------       --------
      Total current liabilities.............................     433,007        422,225
                                                                --------       --------
Long-Term Liabilities:
  Long-term obligations, net of current portion.............      49,324         37,932
  Other long-term liabilities...............................      47,369         22,966
                                                                --------       --------
      Total long-term liabilities...........................      96,693         60,898
                                                                --------       --------
Stockholders' Equity:
  Common stock $.001 par value:
    Authorized--100,000,000 shares..........................          58             58
  Additional paid-in capital................................     365,845        366,309
  Deferred compensation.....................................      (2,160)        (1,224)
  Note receivable from stockholder..........................      (3,714)        (3,928)
  Accumulated other comprehensive loss......................      (6,022)       (10,077)
  Accumulated deficit.......................................     (75,953)      (110,663)
                                                                --------       --------
      Total stockholders' equity............................     278,054        240,475
                                                                --------       --------
      Total liabilities and stockholders' equity............    $807,754       $723,598
                                                                ========       ========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        1999       2000       1999       2000
                                                      --------   --------   --------   --------
                                                          (UNAUDITED)           (UNAUDITED)
Revenue.............................................  $279,216   $236,325   $779,694   $733,725
Operating expenses:
    Cost of services................................   234,711    204,466    676,213    638,123
    Selling, general and administrative expenses....    41,353     27,774    118,406     89,329
    Depreciation and amortization...................    11,711     13,520     31,352     40,059
    Merger expense..................................        --                 1,872
                                                      --------   --------   --------   --------
                                                       287,775    245,760    827,843    767,511
                                                      --------   --------   --------   --------
    Loss from operations............................    (8,559)    (9,435)   (48,149)   (33,786)
                                                      --------   --------   --------   --------

Other income (expense):
    Interest income.................................       176         77      1,851        342
    Interest expense................................    (2,462)    (6,279)    (5,993)   (14,021)
    Other...........................................     1,271         27       (653)     7,581
                                                      --------   --------   --------   --------
                                                        (1,015)    (6,175)    (4,795)    (6,098)
                                                      --------   --------   --------   --------
    Loss before provision (benefit) for income
      taxes.........................................    (9,574)   (15,610)   (52,944)   (39,884)

Provision (benefit) for income taxes................      (811)       531     (8,696)    (5,174)
                                                      --------   --------   --------   --------
Net loss............................................  $ (8,763)  $(16,141)  $(44,248)  $(34,710)
                                                      ========   ========   ========   ========
Basic and diluted loss per share....................  $  (0.15)  $  (0.28)  $  (0.78)  $  (0.59)
                                                      ========   ========   ========   ========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                  (UNAUDITED)
Cash Flows From Operating Activities:
  Net loss..................................................  $(44,248)  $(34,710)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................    31,352     40,059
    Gain on investment......................................    (1,292)   (12,755)
    Loss on disposal of equipment...........................        --      1,508
    Provision for doubtful accounts.........................    16,377     16,671
    Deferred income taxes...................................     4,057       (967)
    Deferred compensation...................................        --        272
    Change in assets and liabilities net of effects from
      purchase of PT-1:
      Accounts and notes receivable, net....................   (90,755)   (55,526)
      Receivable from related parties.......................      (465)       321
      Other assets..........................................   (10,681)   (10,335)
      Accounts payable......................................    50,265     87,280
      Related party payable.................................    (2,181)       258
      Accrued network cost..................................    57,138    (27,426)
      Other accrued expenses................................     3,999       (929)
      Deferred revenue......................................     2,283      1,411
      Other liabilities.....................................    (8,714)       261
                                                              --------   --------
          Net cash provided by operating activities.........     7,135      5,393
                                                              --------   --------

Cash Flows From Investing Activities:
  Capital expenditures......................................   (39,648)    (4,488)
  Short-term investments....................................      (391)    (1,429)
  Purchase of PT-1, net of cash acquired....................    (4,435)        --
  Payment to former stockholder of PT-1.....................    (2,000)        --
  Proceeds from sale of investments.........................     1,500     15,552
  Other long term assets....................................    (4,523)        72
                                                              --------   --------
          Net cash (used) provided by investing
            activities......................................   (49,497)     9,707
                                                              --------   --------

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                  (UNAUDITED)
Cash Flows From Financing Activities:
    Borrowings under line of credit.........................   280,989    293,332
    Repayments under lines of credit........................  (262,818)  (306,893)
    Borrowings under revolving line of credit with
      stockholder...........................................     2,500         --
    Borrowings under long-term debt.........................       700         --
    Payments under long-term debt and capital lease
      obligations...........................................   (11,193)   (15,251)
    Stock options exercised.................................       630         90
    Other financing activities..............................         6       (147)
                                                              --------   --------
          Net cash provided by (used in) financing
            activities......................................    10,814    (28,869)
                                                              --------   --------

Effects Of Foreign Currency Translation.....................    (1,167)       452

Decrease in cash and cash equivalents.......................   (32,715)   (13,317)
Cash and cash equivalents, beginning of period..............    47,297     25,561
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 14,582   $ 12,244
                                                              ========   ========

   See accompanying notes to the condensed consolidated financial statements.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) GENERAL

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, as set forth in our Annual Report on Form 10-K, as amended by Form 10-K/A filed on September 11, 2000. Certain prior year balances have been reclassified to conform to the current year presentation. The results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

    We operate several wholly-owned foreign subsidiaries to further expand our international network. We have made substantial investments to install switch facilities in four of our subsidiaries, STAR Europe Limited which is located in London, England, STAR Telecommunications Deutschland Holding, GmbH and affiliates ("GmbH") which is located in Frankfurt, Germany, STAR Telecommunications Switzerland which is located in Geneva, Switzerland, and STAR Telecommunications Austria GmbH, which is located in Vienna, Austria. We use these switching facilities to decrease international traffic termination costs and to initiate outbound calls from these local markets.

    We provide domestic commercial long distance services throughout the United States through our subsidiaries, CEO Telecommunications, Inc., CEO California Telecommunications, Inc., and AS Telecommunications, Inc.

    Prepaid calling cards and dial around service are provided through our subsidiary, PT-1 Communications, Inc. ("PT-1").

(3) NET LOSS PER COMMON SHARE

    The following schedule summarizes the information used to compute basic and diluted net loss per common share for the three and nine month periods ended September 30, 1999 and 2000. No common

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(3) NET LOSS PER COMMON SHARE (CONTINUED) share equivalents will be considered in the computation of diluted earnings per share for 1999 and 2000, as the effect would be anti-dilutive (in thousands):

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                1999       2000       1999       2000
                                                              --------   --------   --------   --------
Weighted number of common shares used to compute basic and
  diluted loss per share....................................   58,476     58,623     56,528     58,619
                                                               ======     ======     ======     ======

    For the three and nine month periods ended September 30, 1999 and 2000, stock options to purchase 3,497,000 and 2,962,000 shares, respectively, of common stock were outstanding, but were excluded from the computation of diluted earnings per share, as such options were anti-dilutive.

(4) COMPREHENSIVE INCOME (LOSS)

    On January 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income." For year end financial statements, SFAS No. 130 requires us to display comprehensive income (which is the total of net income and all other non-owner changes in equity) with the same prominence as other consolidated financial statements. For the year end financial statements, we display the components of other comprehensive income (loss) in the consolidated statements of stockholders' equity. During the three month periods ended September 30, 1999 and 2000, comprehensive income (loss) consisting of foreign currency translation adjustments of $1,084,000 and ($2,060,000), respectively, resulted in total comprehensive loss of $7,679,000 and $18,201,000, respectively. During the nine month periods ended September 30, 1999 and 2000, comprehensive loss consisting of foreign currency translation adjustments of $3,289,000 and $4,055,000, respectively, resulted in a total comprehensive loss of $47,537,000 and $38,765,000, respectively.

(5) SIGNIFICANT EVENTS

    On January 18, 2000, we were notified that our capacity on the China-US Undersea Cable System would be reclaimed, unless we made a payment of approximately $47.2 million by February 1, 2000. The $47.2 million represents the total amount of liabilities owed to the China-US Undersea Cable System as of December 31, 1999. We allowed reclamation of the capacity to take place. As a result, we removed the capitalized cost of $48.7 million, which is included in operating equipment at December 31, 1999, and the related accounts payable balance of $47.2 million in the first quarter of 2000. The remaining balance of the capitalized cost of $1.5 million was expensed and included in other income for the nine months ended September 30, 2000.

    On February 11, 2000, we entered into a definitive agreement to merge with and into World Access, Inc. ("World Access"). On June 7, 2000 and October 6, 2000, we amended the terms of the agreement with World Access. Under the terms of the amended agreement, each share of our common stock will be converted into
0.386595 shares of World Access common stock. World Access may, at its election, pay up to 40% of the merger consideration in cash.

    The merger is subject to, among other things, certain regulatory approvals, the approval of the stockholders of World Access and STAR, and the divestiture of our prepaid calling card and dial around business. World Access is not obligated to complete the merger unless we sell the assets of PT-1

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(5) SIGNIFICANT EVENTS (CONTINUED)
for net cash proceeds of at least $150 million. However, under the merger agreement this condition will be satisfied if we sell the assets of PT-1 to Counsel Communications LLC ("Counsel") for net cash proceeds of at least
$120 million under the terms of our agreement with Counsel. Any net proceeds in excess of $150 million that we receive would be added to the merger consideration. The merger will be accounted for as a purchase transaction. The transaction is expected to close by the end of the fourth quarter of 2000.

    On June 6, 2000, we entered into an agreement to sell the assets of PT-1 to Counsel for cash proceeds of $150 million less certain liabilities. The proceeds are subject to a purchase price adjustment based on an audit of PT-1 after the sale is closed. Upon obtaining stockholder approval of this transaction, we will record a loss of approximately $90 million on this sale at closing.

    In connection with our acquisition of PT-1 on February 4, 1999, PT-1 and STAR placed 500,000 shares of STAR common stock into escrow for issuance to certain PT-1 distributors for no consideration. After further negotiations, we entered into a distribution agreement with NY Phone Card Distributors LLC ("Distribution Co."), a partnership of distributors, on March 1, 2000. The distribution agreement provided for a total of 400,000 shares of our common stock to be issued to Distribution Co. as follows: (i) 228,750 shares at the date of execution, (ii) 31,250 shares at the end of May 2000, provided that the agreement was still in effect, and (iii) 140,000 shares contingently issuable based on certain minimum purchase requirements.

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

    On February 14, 2000 and March 1, 2000, identical class action complaints were filed against us and directors Christopher E. Edgecomb, Mary A. Casey, Mark Gershein, Gordon Hutchins, Jr., John R. Snedegar, Arunas A. Chesonis and Samer Tawfik. The complaints were consolidated and alleged causes of action for breach of fiduciary duty arising from approval of our merger with World Access on the grounds that the consideration to be received in the merger with World Access was unfair, unconscionable and grossly inadequate. On May 31, 2000, the Superior Court of the State of California of the County of Santa Barbara granted our demurrer on the grounds that the consolidated complaint was legally deficient, effectively dismissing the lawsuits. On July 14, 2000, the plaintiff filed a notice of appeal from that judgement. On October 4, 2000, the plaintiff's appeal was dismissed with prejudice. There are no further appeals available to the plaintiff.

    On March 11, 1999, a proceeding was commenced by PT-1 by notice of petition following the election by a PT-1 stockholder to dissent from STAR's merger with PT-1 and following a demand for payment of the fair value of approximately 2,731,330 shares of PT-1 held by the stockholder. The proceeding was commenced in the Supreme Court of the State of New York. Under New York law, the PT-1 stockholder has the right to receive, in cash, the fair market value of his PT-1 shares as of the time of our acquisition of PT-1. The PT-1 stockholder is seeking damages in accordance with his appraisal rights under New York law. On July 26, 2000, the Supreme Court of the State of New York of the County of Queens issued a temporary restraining order in favor of the stockholder which prevented PT-1 from distributing to STAR any of the proceeds from the sale of PT-1 to Counsel unless

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(5) SIGNIFICANT EVENTS (CONTINUED)
PT-1 first set aside a reserve in the amount of $37,649,800 in cash to satisfy the stockholder's claim. On August 15, 2000, the temporary restraining order was modified to reduce the required reserve to $25,000,000. By a decision dated September 11, 2000, the Supreme Court of the State of New York denied the PT-1 stockholder's motion for a preliminary injunction and vacated the existing injunction. On October 20, 2000, the PT-1 stockholder appealed the ruling of the Supreme Court of the State of New York, requested a temporary restraining order and submitted a motion for an injunction pending his appeal. The appellate court denied the PT-1 stockholder's request for a temporary restraining order but promised a prompt decision on the injunction pending appeal. We believe that the PT-1 stockholder's claim for any amount above his pro rata share of the consideration paid by us for PT-1 is without merit and we will seek to minimize his recovery.

    On April 12, 2000, we signed a note agreement, which converted
$56.0 million of trade payables we owed to MCI WorldCom Network Services, Inc. ("WorldCom") into a note payable. The note is secured by substantially all of our assets, bears interest at 16% per annum and is payable at the earlier of
(i) termination of the merger agreement with World Access, (ii) the close of the World Access merger or (iii) December 15, 2000.

    On June 30, 2000, we entered into a standby term loan note agreement with WorldCom in an amount which is the lesser of $30.0 million or the aggregate principal sum of any advances made under the note. Under the note we have received advances as of September 1, 2000 totaling $30.0 million. The note will mature on the earlier to occur of (i) termination of the merger agreement with World Access, (ii) the close of the World Access merger or (iii) December 15, 2000.

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

(6) STATEMENTS OF CASH FLOWS

    During the nine month periods ended September 30, 1999 and 2000, cash paid for interest was approximately $5,043,000 and $7,853,000, respectively. For the same periods, cash paid for income taxes amounted to approximately $1,802,000 and $838,000, respectively.

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(6) STATEMENTS OF CASH FLOWS (CONTINUED)
    Non-cash investing and financing activities, which are excluded from the consolidated statements of cash flows, are as follows (in thousands):

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
Equipment purchased through capital leases..............  $  3,957   $    294
Assets acquired through a vendor financing
  arrangement...........................................    52,990     (3,617)
Disposition of cable systems............................        --     47,200
Conversion of payables into short-term note.............        --     57,666
Other non-cash transactions.............................    53,542     22,549
Detail of acquisition:
  Fair value of assets acquired.........................   303,743         --
  Liabilities assumed...................................  (144,563)        --
  Common stock issued...................................  (153,578)        --
  Notes payable issued..................................    (1,167)        --
                                                          --------   --------
                                                          $114,924   $124,092
                                                          ========   ========

(7) SEGMENT INFORMATION

    At September 30, 2000, we have three separately managed business segments, North American wholesale, North American commercial and European long distance telecommunications.

                                                        NORTH       NORTH
                                                      AMERICAN     AMERICAN
                                                      WHOLESALE   COMMERCIAL   EUROPEAN    TOTAL
                                                      ---------   ----------   --------   --------
THREE MONTHS ENDED, SEPTEMBER 30, 1999 (in
  thousands)
Revenues from external customers....................  $120,237     $128,400    $30,579    $279,216
Revenues from other segments........................    49,636        6,991      5,397      62,024
Interest income.....................................       (15)          75        116         176
Interest expense....................................     2,278          258        (74)      2,462
Depreciation and amortization.......................     4,238        4,419      3,054      11,711
Segment net loss before benefit for income taxes....    (1,493)      (2,603)    (5,478)     (9,574)
Segment assets......................................   302,227      331,677    164,305     798,209

                 STAR TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(7) SEGMENT INFORMATION (CONTINUED)

                                                       NORTH       NORTH
                                                     AMERICAN     AMERICAN
                                                     WHOLESALE   COMMERCIAL   EUROPEAN    TOTAL
                                                     ---------   ----------   --------   --------
THREE MONTHS ENDED, SEPTEMBER 30, 2000 (in
  thousands)
Revenues from external customers...................  $ 75,839     $128,231    $ 32,255   $236,325
Revenues from other segments.......................    90,844           --       2,521     93,365
Interest income....................................         5           72          --         77
Interest expense...................................     5,089          290         900      6,279
Depreciation and amortization......................     5,213        4,240       4,067     13,520
Segment net income (loss) before provision
  (benefit) for income taxes.......................    (8,996)       7,908     (14,522)   (15,610)
Segment assets.....................................   241,256      339,540     142,802    723,598

                                                        NORTH       NORTH
                                                      AMERICAN     AMERICAN
                                                      WHOLESALE   COMMERCIAL   EUROPEAN    TOTAL
                                                      ---------   ----------   --------   --------
NINE MONTHS ENDED, SEPTEMBER 30, 1999 (in thousands)
Revenues from external customers....................  $369,044     $328,126    $82,524    $779,694
Revenues from other segments........................   113,623       15,709     24,831     154,163
Interest income.....................................     1,521          185        145       1,851
Interest expense....................................     2,969          974      2,050       5,993
Depreciation and amortization.......................    11,843       11,853      7,656      31,352
Segment net loss before benefit for income taxes....    (9,248)     (23,296)   (20,400)    (52,944)
Segment assets......................................   302,227      331,677    164,305     798,209

                                                       NORTH       NORTH
                                                     AMERICAN     AMERICAN
                                                     WHOLESALE   COMMERCIAL   EUROPEAN    TOTAL
                                                     ---------   ----------   --------   --------
NINE MONTHS ENDED, SEPTEMBER 30, 2000 (in
  thousands)
Revenues from external customers...................  $229,784     $396,757    $107,184   $733,725
Revenues from other segments.......................   289,824           --      12,786    302,610
Interest income....................................        16          205         121        342
Interest expense...................................    10,653        1,088       2,280     14,021
Depreciation and amortization......................    15,866       12,823      11,370     40,059
Segment net income (loss) before provision
  (benefit) for income taxes.......................   (23,910)       8,192     (24,166)   (39,884)
Segment assets.....................................   241,256      339,540     142,802    723,598

(8) RECENTLY ISSUED ACCOUNTING STANDARDS

    In September 1998 and September 1999, the AICPA issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," and SFAS
No. 137, which delayed the effective date of SFAS No. 133. We will adopt SFAS No. 133 in January 2001. We are currently analyzing the statement to determine the impact, if any, on our financial position or results of operations.

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

                                                                   THREE MONTHS                NINE MONTHS
                                                                      ENDED                       ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                              ----------------------      ----------------------
                                                                1999          2000          1999          2000
                                                              --------      --------      --------      --------
Revenues....................................................     100%          100%          100%          100%
Operating expenses:
  Cost of services..........................................    84.1          86.5          86.7          87.0
  Selling, general and administrative.......................    14.8          11.8          15.2          12.2
Depreciation and amortization...............................     4.2           5.7           4.0           5.5
Merger expense..............................................      --            --           0.2            --
                                                               -----         -----         -----         -----
                                                               103.1         104.0         106.2         104.6
                                                               -----         -----         -----         -----
  Loss from operations......................................    (3.1)         (4.0)         (6.2)         (4.6)
                                                               -----         -----         -----         -----
Other income (expense):
  Interest income...........................................     0.1            --           0.2            --
  Interest expense..........................................    (0.9)         (2.7)         (0.8)         (1.9)
  Other.....................................................     0.5            --          (0.1)          1.0
                                                               -----         -----         -----         -----
                                                                (0.4)         (2.6)         (0.6)         (0.8)
                                                               -----         -----         -----         -----
Loss before benefit (provision) for income taxes............    (3.4)         (6.6)         (6.8)         (5.4)
Benefit (provision) for income taxes........................    (0.3)          0.2          (1.1)         (0.7)
                                                               -----         -----         -----         -----
Net loss....................................................    (3.1)%        (6.8)%        (5.7)%        (4.7)%
                                                               =====         =====         =====         =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 2000

    REVENUES: Total revenues decreased 15.4% to $236.3 million in the third quarter of 2000 from $279.2 million in the third quarter of 1999. The decrease is a result of rate and volume decreases in the

North American wholesale operations as a result of continued pricing pressures on competitive routes and our efforts to focus on higher margin countries. This decrease was partially offset by increases in the North American commercial dial around programs and our European operations due to increased minutes of use. Additionally, during prior year's third quarter we realized revenue from IRU direct financing leases. We realized no such revenue in the third quarter of 2000.

    Revenues from North American wholesale customers decreased 36.9% to $75.8 million in the current quarter from $120.2 million in the prior year's third quarter. The decease in revenues is the result of a decline in the average rate per minute and minutes of use in the current year's third quarter as compared to the prior year's third quarter. Additionally, North American revenues during the third quarter of 1999 included realized revenues from direct financing leases. There were no IRU direct financing leases during the third quarter of 2000. The average North American wholesale rate per minute of use declined 22.2% to $0.14 for the current quarter as compared to $0.18 for the quarter ended September 30, 1999. The decrease in rates reflects continued pricing pressures on competitive routes. Minutes of use generated by North American wholesale customers decreased 6.6% to 530.5 million minutes in the third quarter of 2000, as compared to 568.1 million minutes in the comparable quarter of the prior year. The number of North American wholesale customers decreased to 213 at September 30, 2000 from 225 customers at September 30, 1999. The overall decline in the minutes of use in the third quarter of 2000 as compared to the third quarter of 1999 is the result of increased competition in the wholesale market and our focus on higher margin countries.

    North American commercial revenues decreased 0.1% to $128.2 million in the third quarter of 2000 from $128.4 million in the third quarter of 1999. The decrease is due primarily to a decline in the average rate per minute. Minutes of use generated by North American commercial customers increased 16.5% to
968.7 million minutes in the third quarter of 2000, as compared to
831.8 million minutes in the comparable quarter of 1999, due primarily to the expansion of our dial around business. The average North American commercial rate per minute decreased 13.3% to $0.13 per minute in the third quarter of 2000 from $0.15 per minute in the third quarter of 1999, primarily due to continued competition on competitive routes, and rate compression in the prepaid calling market.

    The third quarter of 2000 also included revenues generated from the European operations, which increased 5.5% to $32.3 million, as compared to approximately $30.6 million in the third quarter of 1999. The increase is due primarily to an increase in the minutes of use of 11.1% from 580.4 million in the third quarter of 1999 to 645.1 million in the third quarter of 2000. The growth in revenue is a primary result of the increase in European wholesale customers from September 30, 1999 to September 30, 2000 from approximately 153 to approximately 201, which is in part a result of our expansion into the Swiss market during the fourth quarter of 1999. In addition, management expects continued growth in European revenues due to continued development of the Austrian and Swiss markets.

    COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION): Total cost of services (exclusive of depreciation and amortization) decreased 12.9% to $204.5 million in the third quarter of 2000 from $234.7 million in the third quarter of 1999 and increased as a percentage of revenues for the same periods to 86.5% from 84.1%.

    Cost of services (exclusive of depreciation and amortization) from North American vendors decreased 17.5% to $172.7 million in the third quarter of 2000 from $209.4 million in the third quarter of 1999 and increased as a percentage of North American revenues to 84.6% from 84.2%, respectively. Excluding the effect of the IRU direct financing leases in the third quarter of 1999, costs as a percentage of revenues would be 85.7%, which results in a decrease for costs as a percentage of revenues from third quarter 2000 compared to third quarter 1999. The decline in cost of services (exclusive of depreciation and amortization) reflects the decrease in minutes of use from the wholesale usage and an overall declining average cost per minute. The average cost per minute declined as a result of competitive pricing pressures. Management believes that the average cost per minute will continue to decline as we expand our international network over additional cost effective routes.

    The third quarter of 2000 also includes cost of services (exclusive of depreciation and amortization) from the European operations, which increased 25.7% to $31.8 million, compared to $25.3 million in the third quarter of 1999 and increased as a percentage of European revenues to 98.6% from 82.7%. The increase in cost of services (exclusive of depreciation and amortization) from the European operations was attributable to increased usage, private line costs and vendor adjustments. Additionally, cost as a percentage of sales was negatively impacted in the third quarter of 2000 due to customer adjustments.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: For the third quarter of 2000, total selling, general and administrative expenses, exclusive of merger expenses, decreased 32.8% to $27.8 million from $41.4 million in the third quarter of 1999 and decreased as a percentage of revenues to 11.8% from 14.8% over the comparable 1999 period. This significant improvement represents our continued cost saving efforts, which began in the latter half of 1999 throughout our North American operations and bad debt true-ups associated with our dial around business.

    North American selling, general and administrative expenses decreased 44.8% to $18.2 million in the third quarter of 2000 from $33.0 million in the third quarter of 1999. For the third quarter of 2000, North American selling, general and administrative expenses decreased as a percentage of North American revenues to 8.9% from 13.3% in the third quarter of 1999. The decrease is primarily a result of the elimination of redundant staff positions during the third quarter of 1999 after the PT-1 and United Digital Network, Inc. ("UDN") mergers, bad debt true-ups associated with our dial around business and our ongoing commitment to reduce operating expenses, which has resulted in decreased payroll, commission, advertising and promotion expenses during the third quarter of 2000 as compared to the third quarter of 1999.

    Selling, general and administrative expenses related to the European operations increased 14.3% to $9.6 million in the third quarter of 2000, from approximately $8.4 million in the third quarter of 1999. The increase is primarily a result of approximately a $4.0 million bad debt reserve associated with a wholesale customer during the three months ended September 30, 2000, which was offset by decreases in professional and promotional expenses.

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense increased 15.4% to $13.5 million for the third quarter of 2000 from $11.7 million for the third quarter of 1999, and increased as a percentage of revenues to 5.7% from 4.2% over the comparable period in the prior year. The increase is primarily due to significant asset additions in Europe and our investment in domestic broadband capacity during the latter half of 1999. Depreciation and amortization expense attributable to North American assets amounted to $9.4 million in the third quarter of 2000. European operations realized total depreciation and amortization expense of $4.1 million in the third quarter of 2000. We expect depreciation and amortization expense to continue to increase as a percentage of revenues as we continue to expand our global telecommunications network.

    LOSS FROM OPERATIONS: In the third quarter of 2000, loss from operations was $9.4 million compared to loss from operations of $8.6 million in the third quarter of 1999. Operating margin in the third quarter 2000 was a negative 4.0% as compared to a negative 3.1% in the third quarter of 1999. The decrease in operating margin from the third quarter of 1999 to the third quarter of 2000 is due primarily to decreases in gross profits from the European operations as well as the non-inclusion of direct financing leases in the third quarter of 2000, which were offset by significant decreases in selling, general and administrative expenses from the North American wholesale and commercial operations.

    OTHER INCOME (EXPENSE): We reported other expense, net, of approximately $6.2 million in the third quarter of 2000, as compared to other expense, net, of approximately $1.0 million for the third quarter of 1999. This is primarily due to interest expense of $6.3 million on our carrier notes payable, line of credit and capital lease obligations.

    (PROVISION) BENEFIT FOR INCOME TAXES: We recorded a tax provision of $0.5 million in the third quarter of 2000 due to operating income in our commercial operations compared to a tax benefit due to operating losses of $0.8 million in the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER,
  30, 2000

    REVENUES: Total revenues decreased 5.9% to $733.7 million in the first nine months of 2000 from $779.7 million in the first nine months of 1999. The decrease is primarily a result of rate and volume decreases in the North American wholesale operations from continued pricing pressures on competitive routes and our efforts to focus on higher margin countries. This decrease was partially offset by increases from the North American commercial dial around programs and the European operations due to increased minutes of use.

    Revenues from North American wholesale customers decreased 37.7% to $229.8 million in the nine months ended September 30, 2000 from $369.0 million in the nine months ended September 30, 1999. The decrease in revenues is the result of a decline in the average rate per minute and minutes of use in the nine months ended September 30, 2000 compared to the nine months ended
September 30, 1999. Additionally, North American wholesale revenue during the nine months ended September 30, 1999 included revenue from IRU direct financing leases, of which there was none in the nine months ended September 30, 2000. The average North American wholesale rate per minute of use declined 23.8% to $0.16 for the current nine month period ended September 30, 2000 as compared to $0.21 for the nine month period ended September 30, 1999. The decrease in rates reflects continued pricing pressures on competitive routes. Minutes of use generated by North American wholesale customers decreased 11.8% to 1.5 billion minutes in the first nine months of 2000, as compared to 1.7 billion minutes in the first nine months of 1999. The number of North American wholesale customers decreased to 213 at September 30, 2000 from 225 at September 30, 1999. The overall decline in the minutes of use in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is primarily the result of increased competition in the wholesale market.

    North American commercial revenues increased 20.9% to $396.8 million in the first nine months of 2000 from $328.1 million in the first nine months of 1999. During the first quarter of 1999, we consummated the acquisition of PT-1, which diversified our revenue base with both prepaid calling cards and dial around programs. The increase in commercial revenues from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 is primarily the result of increases in minutes of use generated by the dial around programs. Minutes of use generated by North American commercial customers increased 45.0% to 2.9 billion minutes in the first nine months of 2000, as compared to
2.0 billion minutes of use in the comparable nine month period of 1999. The average North American commercial rate per minute decreased 12.5% to $0.14 per minute in the first nine months of 2000 from $0.16 per minute in the first nine months of 1999, primarily due to continued competition on competitive routes.

    The first nine months of 2000 also included revenues generated from our European operations, which increased 29.9% to $107.2 million, as compared to approximately $82.5 million in the first nine months of 1999. The increase is due primarily to an increase in the minutes of use of 64.3% from 1.4 billion in the first nine months of 1999 to 2.3 billion in the first nine months of 2000. The growth in minutes is a result of the increase in wholesale customers from September 30, 1999 to September 30, 2000 from approximately 153 to approximately 201, which is partially due to our expansion into the Swiss market in the fourth quarter of 1999. In addition, management expects continued growth in European revenues due to continued development of the Austrian and Swiss markets.

    COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION): Total cost of services (exclusive of depreciation and amortization) decreased 5.6% to $638.1 million in the first nine months of 2000 from

$676.2 million in the first nine months of 1999 and increased as a percentage of revenues for the same periods to 87.0% from 86.7%.

    Cost of services (exclusive of depreciation and amortization) from North American vendors decreased 11.3% to $538.6 million in the first nine months of 2000 from $607.5 million in the first nine months of 1999 and decreased as a percentage of North American revenues to 86.0% from 87.1%, respectively. The decline in cost of services (exclusive of depreciation and amortization) reflects the overall declining average cost per minute and decreases in minutes of use from the wholesale usage partially offset by the increase in minutes of use from the commercial usage generated by the dial around programs during the first nine months of 2000. The average cost per minute declined as a result of competitive pricing pressures. Management believes that the average cost per minute will continue to decline as we expand our international network over additional cost effective routes.

    The first nine months of 2000 also includes cost of services (exclusive of depreciation and amortization) from the European operations, which increased 44.8% to $99.5 million, compared to $68.7 million in the first nine months of 1999 and increased as a percentage of European revenues to 92.8% from 83.2%, respectively. The increase in cost of services (exclusive of depreciation and amortization) from the European operations was attributable to increased usage and private line costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: For the first nine months of 2000, total selling, general and administrative expenses, exclusive of merger expenses, decreased 24.6% to $89.3 million from $118.4 million in the first nine months of 1999 and decreased as a percentage of revenues to 12.2% from 15.2% over the comparable 1999 period. This significant improvement is a result of our continued cost saving efforts throughout our North American operations.

    North American selling, general and administrative expenses decreased 33.7% to $62.8 million in the first nine months of 2000 from $97.1 million in the first nine months of 1999. For the first nine months of 2000, North American selling, general and administrative expenses decreased as a percentage of North American revenues to 10.0% from 13.9% in the first nine months of 1999. The decrease is primarily a result of the elimination of redundant staff positions during the third quarter of 1999 after the PT-1 and UDN mergers, and our ongoing commitment to reduce operating expenses, which has resulted in decreased payroll, commission, advertising and promotion expenses during the first nine months of 2000 as compared to the first nine months of 1999.

    Selling, general and administrative expenses related to the European operations increased 24.4% to $26.5 million in the first nine months of 2000, from approximately $21.3 million in the first nine months of 1999. The increase is primarily a result of approximately a $4.0 million bad debt reserve associated with a wholesale carrier during the nine months ended September 30, 2000, as well as increases in compensation and rent expense for our switching facilities, as a result of our continued development of the European market.

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense increased 27.8% to $40.1 million for the first nine months of 2000 from $31.4 million for the first nine months of 1999, and increased as a percentage of revenues to 5.5% from 4.0% over the comparable period in the prior year. The increase is due primarily to significant asset additions in Europe in the fourth quarter of 1999 and as a result of our investment in domestic broadband capacity during 1999. Depreciation and amortization expense attributable to North American assets amounted to $28.7 million in the first nine months of 2000. European operations realized total depreciation and amortization expense of $11.4 million in the first nine months of 2000. We expect depreciation and amortization expense to continue to increase as a percentage of revenues as we continue to expand our global telecommunications network.

    LOSS FROM OPERATIONS: In the first nine months of 2000, loss from operations was $33.8 million compared to loss from operations of $48.1 million in the first nine months of 1999. Operating margin in the first nine months of 2000 was a negative 4.6% as compared to a negative 6.2% in the first nine months of 1999. The increase in operating margin from the first nine months of 1999 to the first nine months of 2000 is primarily the result of reduced North American wholesale and commercial selling, general and administrative expenses in 2000 and improved North American commercial gross profits, partially offset by the decrease in European gross profits and increases in selling, general and administrative expenses and depreciation and amortization expense in 2000.

    OTHER INCOME (EXPENSE): We reported other expense, net, of approximately $6.1 million in the first nine months of 2000, as compared to other expense, net, of $4.8 million for the first nine months of 1999. This is primarily due to interest expense of $14.0 million on our carrier notes payable, line of credit and capital lease obligations for operating equipment, foreign currency translation losses by our European operations of approximately $3.0 million, a loss of approximately $1.5 million on the disposal of a subsidiary of our European operations in the second quarter of 2000, and a $1.5 million loss on the disposal of our cable systems in 2000. This expense is offset by a gain of approximately $12.9 million on the sale of a foreign investment by our German subsidiary in 2000.

    BENEFIT FOR INCOME TAXES: We recorded a tax benefit of $5.2 million in the first nine months of 2000 due to operating losses compared to a tax benefit of $8.7 million in the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We have incurred significant operating and net losses over the past seven quarters. Several factors have contributed to this situation. We have expanded our domestic network and made significant capital expenditures in our foreign subsidiaries, and as a result our depreciation expense has increased substantially over this period. Our earnings before interest, taxes and depreciation ("EBITDA"), however, have improved over the nine months ended September 30, 2000 as compared to the nine months ended December 31, 1999. This has primarily been a result of reduced selling, general and administrative expenses and improved gross margins in the nine months ending September 30, 2000.

    As of September 30, 2000, we had cash and cash equivalents of approximately $12.2 million, short-term investments of $1.6 million, and a working capital deficit of $178.9 million.

    Cash provided by operating activities for the nine months ended September 30, 2000, totaled $5.4 million as compared with cash provided by operating activities of $7.1 million for the same period in 1999 reflecting increases in accounts payable offset by the use of cash to fund operating losses, increases in accounts receivables, and decreases in accrued network cost.

    Cash provided by investing activities for the nine months ended
September 30, 2000, totaled $9.7 million primarily as a result of the sale of investments of approximately $15.6 million. Cash received from the sale of investments was offset by capital expenditures of $4.5 million. Capital expenditures for the same period last year totaled $39.6 million as compared to capital expenditures for the nine months ended September 30, 2000, which related primarily to the continued development of our network.

    Cash used in financing activities for the nine months ended September 30, 2000, totaled $28.9 million primarily reflecting additional borrowings under our line of credit offset by repayments of the line of credit, long-term debt and capital lease obligations. Our indebtedness at September 30, 2000 was approximately $196.6 million, of which $56.9 million was long-term debt and $139.7 million was short-term debt. Our debt is currently a combination of credit facility borrowings, capital leases for operating equipment and short-term notes payable to a carrier.

    As of September 30, 2000, we had $30.0 million outstanding on our $75 million receivables financing agreement, which bears interest at prime plus 2.0% and expires on November 30, 2001. This facility allows us to borrow up to $75 million based upon our eligible accounts receivable.

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

    On June 30, 2000, we entered into a standby term loan note agreement with WorldCom for an amount which is the lesser of $30.0 million or the aggregate principal sum of any advances made under the note. Under the note we have received advances as of September 1, 2000 totaling $30.0 million. The note will mature on the earlier to occur of (i) termination of the merger agreement with World Access, (ii) the close of the World Access merger or (iii) December 15, 2000.

    On April 12, 2000, we signed a note agreement, which converted
$56.0 million of trade payables we owed WorldCom into a note payable. The note is secured by substantially all of our assets, bears interest at a rate of 16.0% per annum and is payable at the earlier of (i) termination of the merger agreement with World Access, (ii) the close of the World Access merger or
(iii) December 15, 2000. Management believes that the World Access merger will close as planned and the WorldCom notes will be satisfied at maturity.

    On June 6, 2000, we entered into an agreement to sell the assets of PT-1 to Counsel for cash proceeds of $150 million less certain liabilities. The proceeds are subject to a purchase price adjustment based on an audit of PT-1 after the sale is closed. This transaction is subject to stockholder approval. Upon obtaining stockholder approval of this transaction, we will record a loss of approximately $90 million.

    We owe along with certain of our subsidiaries, approximately $35 million to Nortel. We intend to enter into a promissory note with Nortel to provide for repayment of this obligation although the terms of such note have not been established.

    We believe the PT-1 sale and the merger with World Access will be completed as scheduled and that the WorldCom note payable and standby term loan note will be satisfied at maturity. We believe that our operating cash flow and the proceeds from the PT-1 sale will be adequate to meet our operating requirements for at least fiscal 2000. There can be no assurance that World Access will provide financing to us. Nevertheless, as we continue to expand our network facilities as needed, our liquidity needs may increase, perhaps significantly, which could require us to seek additional financing, such as capital leases, or the expansion of our borrowing capacity under current or new lines of credit. We have been advised by our independent public accountants that, if prior to the completion of their audit of our financial statements for the year ending December 31, 2000 we are unable to demonstrate our ability to fund our operations for the next 12 months, their auditors' report on those financial statements will be modified for the contingency related to our ability to continue as a going concern.

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

    INTEREST RATE RISK. We have borrowings under our purchase of receivables facility and long-term debt for capital equipment. Some of these agreements are based on variable interest rates. At any time, a sharp rise in interest rates could have a material adverse impact upon our cost of working capital and interest expense. No material changes have occurred in the quarter that would impact our exposure to interest rate risk.

    The following table presents the hypothetical impact on our financial results for changes in interest rates for the variable rate obligations we held at September 30, 2000. The modeling technique used measures the change in our results arising from selected potential changes in interest rates. Market rate changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS over a twelve month time horizon.

                        INTEREST RATE EXPOSURE ANALYSIS
  INCREASE OR (DECREASE) IN ANNUAL INTEREST EXPENSE DUE TO CHANGES IN INTEREST
                                     RATES
                             (DOLLARS IN THOUSANDS)

DESCRIPTION                                50 BPS    100 BPS    150 BPS    (50) BPS   (100) BPS   (150) BPS
-----------                               --------   --------   --------   --------   ---------   ---------
Line of Credit..........................    $150       $300       $450      $(150)      $(300)      $(450)
Long Term Debt..........................    $285       $570       $855      $(285)      $(570)      $(855)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On February 14, 2000 and March 1, 2000, identical class action complaints were filed against us and directors Christopher E. Edgecomb, Mary A. Casey, Mark Gershein, Gordon Hutchins, Jr., John R. Snedegar, Arunas A. Chesonis and Samer Tawfik. The complaints were consolidated and alleged causes of action for breach of fiduciary duty arising from approval of our merger with World Access on the grounds that the consideration to be received in the merger with World Access was unfair, unconscionable and grossly inadequate. On May 31, 2000, the Superior Court of the State of California of the County of Santa Barbara granted our demurrer on the grounds that the consolidated complaint was legally deficient, effectively dismissing the lawsuits. On July 14, 2000, plaintiff filed a notice of appeal from that judgment. On October 4, 2000, the plaintiff's appeal was dismissed with prejudice. There are no further appeals available to the plaintiff.

    On March 11, 1999, a proceeding was commenced by PT-1 by notice of petition following the election by a PT-1 stockholder to dissent from STAR's merger with PT-1 and following a demand for payment of the fair value of approximately 2,731,330 shares of PT-1 held by the stockholder. The proceeding was commenced in the Supreme Court of the State of New York. Under New York law, the PT-1 stockholder has the right to receive, in cash, the fair market value of his PT-1 shares as of the time of our acquisition of PT-1. The PT-1 stockholder is seeking damages in accordance with his appraisal rights under New York law. On July 26, 2000, the Supreme Court of the State of New York of the County of Queens issued a temporary restraining order in favor of the stockholder which prevented PT-1 from distributing to STAR any of the proceeds from the sale of PT-1 to Counsel unless PT-1 first set aside a reserve in the amount of $37,649,800 in cash to satisfy the stockholder's claim. On August 15, 2000, the temporary restraining order was modified to reduce the required reserve to $25,000,000. By a decision dated September 11, 2000, the Supreme Court of the State of New York denied the PT-1 stockholder's motion for a preliminary injunction and vacated the existing injunction. On October 20, 2000, the PT-1 stockholder appealed the ruling of the Supreme Court of the State on New York, requested a temporary restraining order and submitted a motion for an injunction pending his appeal. The appellate court denied the PT-1 stockholder's request for a temporary restraining order but promised a prompt decision on the injunction pending appeal. We believe that the PT-1 stockholder's claim for any amount above his pro rata share of the consideration paid by us for PT-1 is without merit and we will seek to minimize his recovery.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    At September 30, 2000, we were in compliance with all covenants under the receivables financing agreement with RFC Capital Corporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBIT  DESCRIPTION
         -------  ------------------------------------------------------------
           10.86  Amendment No. 3 to Standby Term Loan Note, dated as of
                  October 27, 2000, between STAR and WorldCom.
           10.87  Amendment No. 3 to Promissory Note, dated as of October 27,
                  2000, between STAR and WorldCom.
            27.1  Financial Data Schedule.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       STAR TELECOMMUNICATIONS, INC.

Dated: November 17, 2000                               By:         /s/ CHRISTOPHER E. EDGECOMB
                                                            -----------------------------------------
                                                                     Christopher E. Edgecomb
                                                               CHIEF EXECUTIVE OFFICER AND DIRECTOR
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

                                                       By:              /s/ JOHN J. PASINI
                                                            -----------------------------------------
                                                                          John J. Pasini
                                                                    VICE PREISDENT OF FINANCE
                                                                  (PRINCIPAL ACCOUNTING OFFICER)